Form 10-Q
period 1996-03-31
DEFLECTA SHIELD CORP /DE/
filed 1996-05-14
CIK 914605

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

              [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1996

                                        OR

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                             For the transition period
                       from ______________ to ______________

                         Commission File Number:  0-23238

                            DEFLECTA-SHIELD CORPORATION
              (Exact name of registrant as specified in its charter)

                          Delaware                      42-1411117
              (State or other jurisdiction of        (I.R.S.Employer
               incorporation or organization)      Identification No.)

                   1800 North 9th Street,
                      Indianola, Iowa                       50125
                   (Address of principal                 (Zip Code)
                     executive offices)

                                  (515) 961-6100
               (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
            90 days.     Yes [ X ]   No [   ]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 As of May 13, 1996, 4,800,000 shares of the
            registrant's Common Stock were outstanding.

                            DEFLECTA-SHIELD CORPORATION



                                       INDEX

                                                                  Page


            PART I.   Financial Information                          3
            Item 1.   Financial Statements                           3
                      Condensed Consolidated Balance Sheets
                        at December 31, 1995 and March 31, 1996      3
                      Condensed Consolidated Statements
                        of Operations for the Three Months ended
                        March 31, 1995 and 1996                      4
                      Condensed Consolidated Statements of
                        Cash Flow for the Three Months ended
                        March 31, 1995 and 1996                      5
                      Notes to Condensed Consolidated
                        Financial Statements                         7
            Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                8

            PART II.  Other Information                             14
            Item 5.   Other Information                             14
            Item 6.   Exhibits and Reports on Form 8-K              14

                            DEFLECTA-SHIELD CORPORATION

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)

                                  (in thousands)

                                                  Dec. 31,   Mar. 31,

                                                    1995       1996

            ASSETS


            Current assets:
               Cash                                   $533      $353
               Accounts receivable, less
                 allowance for doubtful
                 accounts of $623 and
                 $735, respectively                  9,708    11,148
               Inventories                          10,580     9,790
               Deferred income taxes                 1,635     1,635
               Prepaid expenses                        912       310
                                                   -------   -------

                   Total current assets             23,368    23,236
            Property and equipment, net              9,344     9,310
            Intangible assets                       12,601    12,455
            Other assets                                97        99
                                                   -------   -------
                                                   $45,410   $45,100
                                                   =======   =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:
               Current maturities of
                 long-term debt                     $1,523    $1,419
               Accounts payable                      4,233     4,810
               Accrued expenses                      2,423     2,320
                                                   -------   -------
                   Total current liabilities         8,179     8,549
            Deferred taxes                             275       275
            Long-term debt, less current
               maturities                           12,345    10,943
            Stockholders' equity:
               Common stock                             48        48
               Additional paid-in capital           18,556    18,556
               Retained earnings                     6,007     6,729
                                                   -------   -------
                                                   $45,410   $45,100
                                                   =======   =======

               The accompanying notes are an integral part of these
            statements.

                            DEFLECTA-SHIELD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                     (in thousands, except per share amounts)

                                                       Three Months
                                                      Ended March 31,

                                                    1995        1996

            Net sales                              $17,351   $18,023
            Cost of sales                           10,356    12,233
                                                   -------   -------

            Gross profit                             6,995     5,790
            Operating expenses:
              Selling                                2,619     2,647
              General and administrative             1,665     1,540
              Amortization of other assets             113       146

                                                   -------   -------
            Income from operations                   2,598     1,457

            Interest expense                           284       308
                                                   -------   -------
            Income before income taxes               2,314     1,149

            Income tax expense                         903       427
                                                   -------   -------
            Net income                              $1,411      $722
                                                   =======   =======

            Net income per share                      $.29      $.15

            Weighted average
              common shares outstanding              4,800     4,800

               The accompanying notes are an integral part of these
            statements.

                            DEFLECTA-SHIELD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                    (Unaudited)

                                  (in thousands)

                                                       Three Months
                                                      Ended March 31,

                                                    1995        1996

            Cash flow from operating activities:
              Net income                            $1,411     $ 722
              Adjustments to reconcile net income
                to net cash provided by operating
                activities:
                  Depreciation                         310       462
                  Amortization of other assets         113       146
                  Add (deduct) changes in assets
                    and liabilities:
                      Accounts receivable           (2,661)   (1,440)
                      Inventories                   (2,001)      790
                      Prepaid expenses                (133)      602

                      Accounts payable                 753       577
                      Accrued expenses                 323      (103)
                                                    -------   -------
            Net cash provided (used) by
              operating activities                  (1,885)    1,756
                                                    -------   -------

            Cash flow from investing activities:
              Acquisition adjustments                   65         -
              Acquisition of other assets                -        (2)
              Purchases of property and equipment   (1,556)     (428)
                                                    -------   -------
              Cash used by investing activities     (1,491)     (430)
                                                    -------   -------

            Cash flow from financing activities:
              Net proceeds (repayment) on revolving
                line of credit                       2,687    (1,402)
              Repayment of debt                       (126)     (104)
                                                    -------   -------
            Net cash provided (used) by financing
              activities                             2,561    (1,506)
                                                    -------   -------

            Net decrease in cash                      (815)     (180)
            Cash at beginning of period                747       533
                                                    -------   -------
            Cash at end of period                    $ (68)    $ 353
                                                    =======   =======



            Cash paid during the period for
              interest                               $ 301     $ 324
            Cash paid during the period for
              income taxes                           $ 651     $  10

                The accompanying notes are an integral part of this
            statement.

                            DEFLECTA-SHIELD CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 1996

                                    (Unaudited)


            NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL
            STATEMENTS

                 The accompanying unaudited consolidated financial
            statements of Deflecta-Shield Corporation and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which were of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


            NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY (in thousands)

                                                 Additional
                                          Common   Paid-In   Retained
                                          Stock    Capital   Earnings


            Balance at December 31, 1995   $   48   $18,556    $6,007

            Net income for the
              three months
              ended March 31, 1996             --        --       722
                                          -------   -------   -------
            Balance at March 31, 1996      $   48   $18,556    $6,729
                                          =======   =======   =======

                                         7

            Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

                 The following discussion and analysis of the
            financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995.

            Results of Operations

                 The following table sets forth, for the periods
            indicated, certain operating data as a percentage of net sales and the percentage change in the dollar amounts of such items compared to the prior period.


                                                           Percentage
                                          Percentage of     Increase
                                            Net Sales      (Decrease)
                                          Three Months    Three Months
                                              Ended           Ended
                                            March 31,        March 31,

                                                               1996
                                                               over
                                         1995       1996       1995

            Net sales                   100.0%     100.0%       3.9%
            Cost of sales                59.7       67.9       18.1
                                        -----      -----

            Gross profit                 40.3       32.1      (17.2)
            Selling expenses             15.1       14.7        1.1
            General and administrative
              expenses                    9.6        8.5       (7.5)
            Amortization of
              other assets                 .6         .8       29.2
                                        -----      -----
            Income from
              operations                 15.0        8.1      (43.9)
            Interest expense              1.7        1.7        8.5
                                        -----      -----
            Income before income taxes   13.3%       6.4%     (50.3)
                                        =====      =====

            Three Months ended March 31, 1996 Compared to Three
            Months Ended March 31, 1995

                 Net Sales.  Net sales were $18,023,000 for the three
            months ended March 31, 1996, compared to $17,351,000 for the three months ended March 31, 1995, an increase of $672,000 or 3.9%. Net sales of light truck products increased by $983,000 and net sales of heavy truck products decreased by $311,000. The increase in net sales of light truck products was attributable to sales increases of $533,000 in Delta III products, $325,000 in Trailmaster products and $288,000 in Fibernetics products, offset by a net decrease of $183,000 in other light truck product categories. Sales of heavy truck products in 1996 were affected by a lower level of sales of new heavy trucks which adversely affected demand for the Company's heavy truck products.

                 Gross Profit.  Gross profit was $5,790,000 for the
            three months ended March 31, 1996, compared to $6,995,000 for the three months ended March 31, 1995, a decrease of $1,205,000, or 17.2%. The reduction in gross profit was primarily attributable to cost increases in raw materials, primarily plastics, aluminum, and packaging; the incurrence of additional overhead to accommodate planned business consolidations; and the decrease in heavy truck product sales. As a percentage of net sales, gross profit decreased to 32.1% for the three months ended March 31, 1996, compared to 40.3% for the three months ended March 31, 1995, a decrease of 8.2% of net sales. This percentage margin decrease was primarily attributable to increased cost of sales of light truck products. Gross profit on heavy truck products, as a percentage of such sales, was relatively unchanged between the quarters ending March 31, 1996, and March 31, 1995, respectively.

                 Selling Expenses.  Selling expenses were $2,647,000
            for the three months ended March 31, 1996, compared to $2,619,000 for the three months ended March 31, 1995, an increase of $28,000, or 1.1%. As a percentage of net sales, selling expense decreased to 14.7% for the three months ended March 31, 1996, from 15.1% for the three months ended March 31, 1995. This decrease of 0.4% of net sales was primarily attributable to a decrease in sales personnel (compensation and associated costs, including travel, decreased as a percentage of net sales by 0.6% for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995) and a decrease in variable selling expenses of 0.8% of net sales for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995. The remaining change in selling expenses, an increase of 1.0% of net sales, was primarily attributable to an increase in advertising expense of 0.7% of net sales.

                 General and Administrative Expenses.  General and
            administrative expenses were $1,540,000 for the three months ended March 31, 1996, compared to $1,665,000 for the three months ended March 31, 1995, a decrease of $125,000, or 7.5%. As a percentage of net sales, general and administrative expense decreased to 8.5% for the three months ended March 31, 1996, from 9.6% for the three months ended March 31, 1995. This decrease of 1.1% of net sales was primarily attributable to a decrease of 1.7% of net sales for general and administrative wages and associated costs, including travel. The remaining change in general and administrative expense, an increase of 0.6% of net sales, was primarily attributable to an increase in product development expense of 0.5% of net sales.

                 Interest Expense.  Interest expense was $308,000 for
            the three months ended March 31, 1996, compared to $284,000 for the three months ended March 31, 1995, an increase of $24,000, or 8.5%. Interest bearing debt averaged approximately $13,123,000 for the quarter ended March 31, 1996, compared to approximately $12,990,000 for the quarter ended March 31, 1995.

            Seasonality and Quarterly Data

                 Although the Company deviated from the pattern in
            1995, it has historically generated the majority of its net sales and income from operations in the second and third quarters of each year. The Company expects results to move toward the historical pattern in 1996 and future years. This seasonal pattern combined with effects of new product introductions and the timing of customer orders can cause the Company's results of operations to vary from quarter to quarter.

            Liquidity and Capital Resources

                 The Company's primary sources of working capital are
            cash flow from operations and borrowings by the Company under its credit facility. As of March 31, 1996, the Company had cash balances of approximately $353,000 and working capital of approximately $14,687,000.

                 Net cash provided (used) by operating activities was
            approximately $1,756,000 and $(1,885,000) for the quarters ended March 31, 1996, and March 31, 1995, respectively.

                 The Company's capital expenditures totaled
            approximately $428,000 and $1,556,000 for the quarters ended March 31, 1996, and March 31, 1995, respectively.

                 In August 1994, the Company initiated the
            construction of a new distribution facility in Indianola, Iowa. Upon completion of Phase I of this facility in late December 1994, the Company relocated and consolidated certain of its distribution and manufacturing functions. The Company received certain state and local grants and loans with respect to this project. Total capital expenditures of the Company associated with the Indianola, Iowa facility (net of state and local funding), including computer hardware and software, were $3.7 million, with approximately $1.6 million expended in 1994 and approximately $2.1 million expended in 1995. Phase I of the facility was operational in early January 1995. Phase II of the facility, an expansion of approximately 60,000 square feet, was completed and occupied in July 1995. The period costs incurred in the fourth quarter of 1994 and in the first six months of 1995 in connection with this project, primarily consisting of costs and expenses associated with acquiring and training the initial workforce for the Indianola facility, were recognized as these costs were incurred. The Company is currently studying the appropriate means of consolidating portions of its manufacturing and distribution facilities. The locations into which various activities would be consolidated have not been determined. The Company anticipates that costs and expenses associated with any relocation and consolidation of the Company's distribution and manufacturing functions would be substantially offset by cost savings generated through such relocation and consolidation. The timing relationship between the incurrence of such charges and the generation of such savings may cause the Company's results of operations to vary from quarter to quarter.

                 On July 21, 1994, the Company entered in to a $24
            million Revolving Credit and Acquisition Facility (the
            "Credit Agreement") with Heller Financial, Inc. (the
            "Lender"), pursuant to which the Lender is providing
            Deflecta-Shield with a $6.0 million revolving credit facility (the "Revolver") and an $18.0 million acquisition facility (the "Acquisition Facility").
            Approximately $2 million of the Revolver was used to finance the purchase of the assets of Trailmaster
            Products, Inc., with the balance of the purchase price paid with cash generated from operations of Deflecta-
            Shield's subsidiaries. Approximately $5.8 million of the Acquisition Facility was used to finance the purchase of

            Delta III, Inc., with the balance of the purchase price paid with a note made by a subsidiary of the Company for approximately $1.5 million. Deflecta-Shield's obligations under the Credit Agreement are guaranteed by its direct and indirect wholly owned subsidiaries. Some of these guarantees are secured by the assets of certain subsidiaries. Availability under the Acquisition Facility is subject to the sole and absolute discretion of the Lender. It is anticipated that future acquisitions by Deflecta-Shield and its subsidiaries will be funded primarily through the Acquisition Facility. No such acquisitions are currently contemplated.

                 The Credit Agreement provides for the revolving
            credit and acquisition loans up to the amount of the respective commitments until July 21, 1999. Under the terms of the Credit Agreement, Deflecta-Shield paid a closing fee of $60,000, and is obligated to pay a fee of .5% per annum of the unused Revolver and .2% per annum of the unused portion of the Acquisition Facility during the term of the Credit Agreement. Availability under the Revolver is limited by levels of inventory and receivables which, together with other assets, secure the borrowings under the Credit Agreement. Interest on all loans under the Credit Agreement is payable at varying rates, ranging from the Lender's base rate (the "Base Rate") plus .5% for loans under the Revolver, to a maximum of the Base Rate plus 2% for the final $6 million drawn under the Acquisition Facility.

                 The Credit Agreement contains certain covenants
            covering Deflecta-Shield and its subsidiaries on a consolidated basis, including, without limitation, covenants relating to the maximum amount of indebtedness which the entities may incur and limitations on capital expenditures and payment of dividends by Deflecta-Shield.

                 As of March 31, 1996, the outstanding principal
            balance, together with accrued interest, under the credit facility was approximately $11,027,000. During 1995, the Lender agreed to make $3,000,000 of the Acquisition Facility available on a revolving basis. At March 31, 1996, the amount available under the Revolver and the revolving portion of the Acquisition Facility was approximately $5,531,000. The Company believes that cash flow from operations and available borrowings under the credit facility will be adequate to meet the Company's liquidity needs for the next 12 months.

                 In the ordinary course of business, the Company is
            subject to examination by the Internal Revenue Service

            (the "IRS"). In October 1994, the IRS initiated an examination of the 1990 Federal income tax return of DFM Corp. The examination was subsequently expanded to include the 1991 and 1992 Federal income tax returns. As of March 1996, the examination has been substantially completed, and the Company anticipates settlement of all matters in connection with this examination for a total assessment of between $245,000 and $300,000 in additional Federal income tax for the periods examined. The Company believes that it has made adequate provision for the additional assessment of taxes.

            Forward Looking Information

                 Information included in this Report on Form 10-Q
            relating to sales and earnings expectations constitutes forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: general economic conditions, including their impact on the sale of new light trucks; sales of heavy trucks, which are cyclical; competitive factors, including pricing pressures; changes in product and sales mix; the timely development and introduction of competitive new products by the Company and market acceptance of those products; inventory risks due to changes in market demand or the Company's business strategies; difficulties which may be encountered in the consolidation of the Company's manufacturing and distribution facilities; changes in effective tax rates; and the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

            PART II.  OTHER INFORMATION

            Item 5.  Other Information

              None.

            Item 6.  Exhibits and Reports on Form 8-K

              Exhibit 27.--Financial Data Schedule

                                     SIGNATURE


                 Pursuant to the requirements of the Securities
            Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Date:  May 13, 1996


                                DEFLECTA-SHIELD CORPORATION


                                By: /s/ LOWELL A. SWARTHOUT
                                    -------------------------------------
                                    Lowell A. Swarthout,
                                    Vice President and
                                    Chief Financial Officer
                                    (Duly authorized officer and Principal
                                     Financial and Accounting
                                     Officer)