Form 10-Q
period 1996-06-30
DEFLECTA SHIELD CORP /DE/
filed 1996-08-14
CIK 914605

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1996


                                    OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                     Commission File Number:  0-23238


                        DEFLECTA-SHIELD CORPORATION
          (Exact name of registrant as specified in its charter)

                  Delaware                               42-1411117
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)
           1800 North 9th Street,                           50125
               Indianola, Iowa                           (Zip Code)
           (Address of principal
             executive offices)

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

   As of August 13, 1996, 4,800,000 shares of the registrant's Common Stock were outstanding.

                        DEFLECTA-SHIELD CORPORATION



                                   INDEX

                                                                    Page


   PART I.  Financial Information  . . . . . . . . . . . . . . . . . . 3
   Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . 3
            Condensed Consolidated Balance Sheets at December 31, 1995
            and June 30, 1996  . . . . . . . . . . . . . . . . . . . . 3
            Condensed Consolidated Statements of Income for the Three
            Months ended June 30, 1995 and 1996  . . . . . . . . . . . 4
            Condensed Consolidated Statements of Income for the Six
            Months ended June 30, 1995 and 1996  . . . . . . . . . . . 5
            Condensed Consolidated Statements of Cash Flows for
            the Six Months ended June 30, 1995 and 1996  . . . . . . . 6
            Notes to Condensed Consolidated Financial Statements   . . 7
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . 8

   PART II. Other Information
   Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  14
   Item 4.  Submission of Matters to a Vote of Security Holders  . .  14
   Item 5.  Other Information  . . . . . . . . . . . . . . . . . . .  15
   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  15

                        DEFLECTA-SHIELD CORPORATION

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                (Unaudited)

                              (in thousands)

                                                December 31,   June 30,
                                                    1995         1996

   ASSETS
   Current assets:
   Cash   . . . . . . . . . . . . . . . . . .      $533         $410
    Accounts receivable, less allowance for
     doubtful accounts of $623 and
     $690, respectively  . . . . . . . . . . .     9,708       10,380
    Inventories  . . . . . . . . . . . . . . .    10,580        9,801
    Deferred income taxes  . . . . . . . . . .     1,635        1,635
    Prepaid expenses   . . . . . . . . . . . .       912          316
                                                  ------       ------
       Total current assets  . . . . . . . . .    23,368       22,542
   Property and equipment, net . . . . . . . .     9,344        9,214
   Intangible assets . . . . . . . . . . . . .    12,601       12,342
   Other assets  . . . . . . . . . . . . . . .        97          101
                                                  ------       ------
                                                 $45,410      $44,199
                                                  ======       ======

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
    Current maturities of long-term
     debt  . . . . . . . . . . . . . . . . . .    $1,523      $ 1,121
    Accounts payable   . . . . . . . . . . . .     4,233        5,142
    Accrued expenses   . . . . . . . . . . . .     2,423        2,342
                                                  ------       ------
       Total current liabilities   . . . . . .     8,179        8,605
   Deferred taxes  . . . . . . . . . . . . . .       275          275
   Long-term debt, less current maturities . .    12,345        9,029
   Stockholders' equity (Note 2):
    Common stock   . . . . . . . . . . . . . .        48           48
    Additional paid-in capital   . . . . . . .    18,556       18,556
    Retained earnings  . . . . . . . . . . . .     6,007        7,686
                                                  ------       ------
                                                 $45,410      $44,199
                                                  ======       ======


     The accompanying notes are an integral part of these statements.

                        DEFLECTA-SHIELD CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                 (in thousands, except per share amounts)

                                             Three Months Ended June 30,
                                                  1995          1996

   Net sales . . . . . . . . . . . . . . .    $19,346        $18,255
   Cost of sales . . . . . . . . . . . . .     13,210         11,917
                                               ------         ------
   Gross profit  . . . . . . . . . . . . .      6,136          6,338
   Operating expenses:
     Selling . . . . . . . . . . . . . . .      2,892          2,648
     General and administrative  . . . . .      1,606          1,819
     Amortization of other assets  . . . .        113            113
                                                -----          -----

   Income from operations  . . . . . . . .      1,525          1,758

   Interest expense  . . . . . . . . . . .        368            241
                                                -----          -----
   Income before income taxes  . . . . . .      1,157          1,517

   Income tax expense  . . . . . . . . . .        451            560
                                                -----          -----
   Net income  . . . . . . . . . . . . . .       $706           $957
                                                =====          =====
   Net income per share  . . . . . . . . .       $.15           $.20


   Weighted average common shares               4,800          4,800
   outstanding . . . . . . . . . . . . . .

     The accompanying notes are an integral part of these statements.

                        DEFLECTA-SHIELD CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                 (in thousands, except per share amounts)

                                              Six Months Ended June 30,
                                                  1995         1996

   Net sales . . . . . . . . . . . . . . .    $36,697        $36,278
   Cost of sales . . . . . . . . . . . . .     23,566         24,150
                                               ------         ------

   Gross profit  . . . . . . . . . . . . .     13,131         12,128
   Operating expenses:
     Selling . . . . . . . . . . . . . . .      5,511          5,295
     General and administrative  . . . . .      3,271          3,359
     Amortization of other assets  . . . .        226            259
                                                -----          -----
   Income from operations  . . . . . . . .      4,123          3,215

   Interest expense  . . . . . . . . . . .        652            549
                                                -----          -----
   Income before income taxes  . . . . . .      3,471          2,666

   Income tax expense  . . . . . . . . . .      1,354            987
                                                -----          -----
   Net income  . . . . . . . . . . . . . .     $2,117         $1,679
                                                =====          =====

   Net income per share  . . . . . . . . .       $.44           $.35

   Weighted average common shares               4,800          4,800
   outstanding . . . . . . . . . . . . . .

     The accompanying notes are an integral part of these statements.

                        DEFLECTA-SHIELD CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                              (in thousands)
                                                    Six Months Ended June 30,
                                                      1995             1996

    Cash flow from operating activities:
      Net income  . . . . . . . . . . . . . .    $ 2,117            $1,679
      Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation  . . . . . . . . . . .        649               939
          Amortization of other assets  . . .        226               259
          Add (deduct) changes in assets and
            liabilities:
              Accounts receivable . . . . . .       (873)             (672)
              Inventories . . . . . . . . . .     (3,784)              779
              Prepaid expenses  . . . . . . .       (594)              596
              Accounts payable  . . . . . . .       (254)              909
              Accrued expenses  . . . . . . .       (386)              (81)
                                                  -------           -------
    Net cash provided by operating activities     (2,899)            4,408
                                                  -------           -------
    Cash flows from investing activities:
      Acquisition adjustments . . . . . . . .         (2)                -
      Acquisition of other assets . . . . . .       (330)               (4)
      Purchases of property and equipment . .     (2,934)             (809)
                                                  -------           -------
      Cash used by investing activities . . .     (3,266)             (813)

    Cash flows from financing activities:
      Net proceeds (repayment) on revolving
      line of credit  . . . . . . . . . . . .      6,038            (3,316)
      Repayment of debt . . . . . . . . . . .       (246)             (402)
                                                  -------           -------
    Net cash provided (used) by financing
    activities  . . . . . . . . . . . . . . .      5,792            (3,718)
                                                  -------           -------
    Net decrease in cash  . . . . . . . . . .       (373)             (123)
    Cash at beginning of period . . . . . . .        747               533
                                                  -------           -------
    Cash at end of period . . . . . . . . . .      $ 374             $ 410
                                                  =======           =======
    Cash paid during the period for interest       $ 644             $ 590
    Cash paid during the period for income
    taxes . . . . . . . . . . . . . . . . . .    $ 2,215             $ 645

      The accompanying notes are an integral part of this statement.

                        DEFLECTA-SHIELD CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1996

                                (Unaudited)


   NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Deflecta-Shield Corporation and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which were of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.



   NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY (in thousands)

                                                      Additional
                                         Common         Paid-In       Retained
                                         Stock          Capital       Earnings

     Balance at December 31, 1995       $   48         $18,556        $6,007
     Net income for the six months
       ended June 30, 1996                  --              --         1,679
                                         -----          ------         -----

     Balance at June 30, 1996           $   48         $18,556        $7,686
                                         =====          ======         =====

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

   Results of Operations

         The following tables set forth, for the periods indicated, certain operating data as a percentage of net sales and the percentage change in the dollar amounts of such items compared to the prior period.

                                   Percentage of Net       Percentage Increase
                                         Sales                   (Decrease)
                                 Three Months Ended June    Three Months Ended
                                           30,                   June 30,
                                                                   1996
                                                                   over
                                    1995         1996              1995

   Net sales . . . . . . . . . .    100.0%       100.0%            (5.6%)
   Cost of sales . . . . . . . .     68.3         65.3             (9.8)
                                    -----        -----
   Gross profit  . . . . . . . .     31.7         34.7              3.3
   Selling expenses  . . . . . .     14.9         14.5             (8.4)
   General and administrative
   expenses  . . . . . . . . . .      8.3         10.0             13.3
   Amortization of other assets        .6           .6              -
                                    -----        -----

   Income from operations  . . .      7.9          9.6             15.3
   Interest expense  . . . . . .      1.9          1.3            (34.5)
                                    -----        -----
   Income before income taxes  .      6.0%         8.3%            31.1
                                    =====        =====

                                       Percentage of Net        Percentage
                                        Sales               Increase (Decrease)
                                    Six Months Ended         Six Months Ended
                                         June 30,                June 30,
                                                                   1996
                                                                   over
                                    1995         1996              1995

   Net sales . . . . . . . . . .    100.0%       100.0%            (1.1%)
   Cost of sales . . . . . . . .     64.2         66.6              2.5
                                    -----        -----
   Gross profit  . . . . . . . .     35.8         33.4             (7.6)
   Selling expenses  . . . . . .     15.0         14.6             (3.9)
   General and administrative
   expenses  . . . . . . . . . .      8.9          9.2              2.7
   Amortization of other assets        .6           .7             14.6
                                    -----        -----

   Income from operations  . . .     11.3          8.9            (22.0)
   Interest expense  . . . . . .      1.8          1.6            (15.8)
                                    -----        -----
   Income before income taxes  .      9.5%         7.3%           (23.2)
                                    =====        =====

   Three Months ended June 30, 1996 Compared to Three Months Ended June
   30, 1995

         Net Sales. Net sales were $18,255,000 for the three months ended June 30, 1996, compared to $19,346,000 for the three months ended June 30, 1995, a decrease of $1,091,000, or 5.6%. Net sales of light truck products decreased by $313,000 and net sales of heavy truck products decreased by $778,000. Net sales of Fibernetics products increased by $156,000 and net sales of Delta III products increased by $143,000 in the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The remainder of the change in net sales of light truck products, a net decrease of $612,000, was primarily attributable to fiberglass running board products and bug deflectors. Sales of heavy truck products in the three months ended June 30, 1996, were affected by lower sales of new heavy trucks, which adversely affected demand for the Company's heavy truck products.

         Gross Profit. Gross profit was $6,338,000 for the three months ended June 30, 1996, compared to $6,136,000 for the three months ended June 30, 1995, an increase of $202,000, or 3.3%. The increase in gross profit was primarily attributable to an increase in the average sale price of some light truck products and an increase in manufacturing efficiency, offset by gross profit lost to reduced net sales. As a percentage of net sales, gross profit increased to 34.7% for the three months ended June 30, 1996, compared to 31.7% for the three months ended June 30, 1995, an increase of 3.0% of net sales. This increase in gross profit percentage was primarily attributable to sales of light truck products, offset in part by a decrease in gross profit on sales of heavy truck products.

         Selling Expenses. Selling expenses were $2,648,000 for the three months ended June 30, 1996, compared to $2,892,000 for the three months ended June 30, 1995, a decrease of $244,000, or 8.4%.
   As a percentage of net sales, selling expense decreased to 14.5% for the three months ended June 30, 1996, from 14.9% for the three months ended June 30, 1995. This decrease of 0.4% of net sales was primarily attributable to a decrease in variable selling expenses of 1.8% of net sales for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995. The remaining change in selling expenses, an increase of 1.4% of net sales was primarily attributable to an increase in advertising expense of 1.2% of net sales and an increase in bad debts of 0.5% of net sales.

         General and Administrative Expenses. General and administrative expenses were $1,819,000 for the three months ended June 30, 1996, compared to $1,606,000 for the three months ended June 30, 1995, an increase of $213,000, or 13.3%. This increase was primarily attributable to an increase in product development expense of $210,000 for the three months ended June 30, 1996, compared to the three months ended June 30, 1995. As a percentage of net sales, general and administrative expense increased to 10.0% for the three months ended June 30, 1996, from 8.3% for the three months ended June 30, 1995.

         Interest Expense. Interest expense was $241,000 for the three months ended June 30, 1996, compared to $368,000 for the three months ended June 30, 1995, a decrease of $127,000, or 34.5%. Interest bearing debt averaged approximately $11,288,000 for the quarter ended June 30, 1996, compared to approximately $16,010,000 for the quarter ended June 30, 1995.

   Six Months ended June 30, 1996 Compared to Six Months Ended June 30,
   1995

         Net Sales. Net sales were $36,278,000 for the six months ended June 30, 1996, compared to $36,697,000 for the six months ended June 30, 1995, a decrease of $419,000, or 1.1%. Net sales of light truck products increased by $670,000 and net sales of heavy truck products decreased by $1,089,000. The increase in net sales of light truck products was attributable to sales increases of $696,000 in Delta III products, $444,000 in Fibernetics products, and $289,000 in Trailmaster products, offset by a net decrease of $759,000 in other light truck product categories, primarily fiberglass running board products. Sales of heavy truck products in 1996 were affected by lower sales of new heavy trucks which adversely affected demand for the Company's heavy truck products.

         Gross Profit. Gross profit was $12,128,000 for the six months ended June 30, 1996, compared to $13,131,000 for the six months ended June 30, 1995, a decrease of $1,003,000, or 7.6%. The reduction in gross profit was primarily attributable to cost increases in raw materials, the incurrence of additional overhead to accommodate planned business consolidations, and the decrease in heavy truck product sales, offset by an increase in the average sale price of some light truck products and an increase in manufacturing efficiency. As a percentage of net sales, gross profit decreased to 33.4% for the six months ended June 30, 1996, compared to 35.8% for the six months ended June 30, 1995, a decrease of 2.4% of net sales. This decrease in gross profit percentage was primarily attributable to sales of light truck products. Gross profit on heavy truck products, as a percentage of such sales, also decreased in the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

         Selling Expenses. Selling expenses were $5,295,000 for the six months ended June 30, 1996, compared to $5,511,000 for the six months ended June 30, 1995, a decrease of $216,000, or 3.9%. As a percentage of net sales, selling expense decreased to 14.6% for the six months ended June 30, 1996, from 15.0% for the six months ended June 30, 1995. This decrease of 0.4% of net sales was primarily attributable to a decrease in sales personnel (compensation and associated costs, including travel, decreased as a percentage of net sales by 0.5% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995) and a decrease in variable selling expenses of 1.3% of net sales for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. The remaining change in selling expenses, an increase of 1.4% of net sales was primarily attributable to an increase in advertising expense of 0.9% of net sales and an increase in bad debts of 0.3% of net sales.

         General and Administrative Expenses. General and administrative expenses were $3,359,000 for the six months ended June 30, 1996, compared to $3,271,000 for the six months ended June 30, 1995, an increase of $88,000, or 2.7%. As a percentage of net sales, general and administrative expenses increased to 9.2% for the six months ended June 30, 1996, from 8.9% for the six months ended June 30, 1995. This increase of 0.3% of net sales was primarily attributable to an increase of 0.8% of net sales for product development expense. The remaining change in general and administrative expenses, a decrease of 0.5% of net sales, was primarily attributable to a decrease of 0.8% of net sales for general and administrative wages and associated costs, including travel.

         Interest Expense. Interest expense was $549,000 for the six months ended June 30, 1996, compared to $652,000 for the six months ended June 30, 1995, a decrease of $103,000, or 15.8%. Interest bearing debt averaged approximately $12,183,000 for the six months ended June 30, 1996, compared to approximately $14,522,000 for the six months ended June 30, 1995.

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

   Liquidity and Capital Resources

         The Company's primary sources of working capital are cash flow from operations and borrowings by the Company under its credit facility. As of June 30, 1996, the Company had cash balances of approximately $410,000 and working capital of approximately
   $13,937,000.

         Net cash provided (used) by operating activities was approximately $4,408,000 and ($2,899,000) for the six months ended June 30, 1996, and June 30, 1995, respectively.

         The Company's capital expenditures totaled approximately
   $809,000 and $2,934,000 for the six months ended June 30, 1996, and June 30, 1995, respectively.

         In August 1994, the Company initiated the construction of a new distribution facility in Indianola, Iowa. Total capital expenditures of the Company associated with the Indianola, Iowa facility, including computer hardware and software, were $3.7 million, with approximately $1.6 million expended in 1994 and approximately $2.1 million expended in 1995. Phase I of the facility was operational in early January, 1995. Phase II of the facility, an expansion of approximately 60,000 square feet was completed and occupied in July 1995. The costs incurred in the fourth quarter of 1994 and in the first six months of 1995 in connection with this project, primarily consisting of costs and expenses associated with acquiring and training the initial workforce for the Indianola facility, were expensed as these costs were incurred. The Company is currently studying the appropriate means of consolidating portions of its manufacturing and distribution facilities. The locations into which various activities would be consolidated have not been determined. The Company anticipates that costs and expenses associated with any relocation and consolidation of the Company's distribution and manufacturing functions would be substantially offset by cost savings generated through such relocation and consolidation. The timing relationship between the incurrence of such charges and the generation of such savings may cause the Company's results of operations to vary from quarter to quarter.

         On July 21, 1994, the Company entered in to a $24 million Revolving Credit and Acquisition Facility (the "Credit Agreement") with Heller Financial, Inc. (the "Lender"), pursuant to which the Lender is providing Deflecta-Shield with a $6.0 million revolving credit facility (the "Revolver") and an $18.0 million acquisition facility (the "Acquisition Facility"). Approximately $2 million of the Revolver was used to finance the purchase of the assets of Trailmaster Products, Inc., with the balance of the purchase price paid with cash generated from operations of Deflecta-Shield's subsidiaries. Approximately $5.8 million of the Acquisition Facility was used to finance the purchase of Delta III, Inc., with the balance of the purchase price paid with a note made by the acquired subsidiary for approximately $1.5 million. Deflecta-Shield's obligations under the Credit Agreement are guaranteed by its direct and indirect wholly owned subsidiaries. Some of these guarantees are secured by the assets of certain subsidiaries.

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

         As of June 30, 1996, the outstanding principal balance, together with accrued interest, under the credit facility was approximately $9,090,000. During 1995, the Lender agreed to make $3,000,000 of the Acquisition Facility available on a revolving basis. At June 30, 1996, the aggregate amount available under the revolving credit facility and the revolving portion of the acquisition facility was approximately $4,427,000. The Company believes that cash flow from operations and available borrowings under the credit facility are adequate to meet the Company's liquidity needs for the next 12 months.

         In the ordinary course of business, the Company is subject to examination by the Internal Revenue Service (the "IRS"). In October 1994, the IRS initiated an examination of the 1990 Federal income tax return of DFM Corp. The examination was subsequently expanded to include the 1991 and 1992 Federal income tax returns. As of June 1996, the examination has been substantially completed, and the Company anticipates settlement of all matters in connection with this examination for a total assessment of between $245,000 and $300,000 in additional Federal income tax for the periods examined. The Company believes that it has made adequate provisions for the additional assessment of taxes.

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

   PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

         The predecessor of Deflecta-Shield's subsidiary Trailmaster Products, Inc. ("Trailmaster") has been named as a defendant in Sexton v. Ford Motor Company, et al., a negligence/products liability/wrongful death/breach of warranty lawsuit pending in the Court of Common Pleas of Sumter County, South Carolina. The complaint was originally filed on May 22, 1996. The suit arises out of an automobile accident which occurred on September 21, 1993. The complaint states that the plaintiff's decedent's truck was equipped with a lift kit manufactured by such predecessor. The Asset Purchase Agreement pursuant to which the Company acquired Trailmaster provides that the predecessor must indemnify the Company for certain claims arising out of occurrences prior to the closing date of the acquisition. The defense of the claim has been tendered to the predecessor's insurer and the Company believes that the predecessor and its insurer will bear any liability resulting from this claim.

         Deflecta-Shield's Trailmaster subsidiary has been named as a defendant in Haag v. Trailmaster Products, Inc., a negligence/products liability lawsuit pending in the District Court of Bexar County, Texas. The complaint was originally filed on July 19, 1996. The suit arises out of an automobile accident which occurred on July 16, 1994. The complaint states that the plaintiff's truck was equipped with a lift kit manufactured by the predecessor of such subsidiary. The defense of the claim has been tendered to the predecessor's insurer and the Company believes that the predecessor and its insurer will bear any liability resulting from this claim.

   Item 4.  Submission of Matters to a Vote of Security Holders

         On May 23, 1996, the Company held its annual meeting of stockholders. At the meeting, William V. Glastris, Jr., Ronald D. Katz, Mark C. Mamolen, Douglas Mergenthaler, Charles S. Meyer, Russell E. Stubbings, and Leon E. Vinyard were elected to serve as directors of the Company for the 1996 fiscal year, the Deflecta-Shield Corporation 1996 Stock Program was approved, and the appointment of Price Waterhouse as auditors for the Company was approved.

         The following table provides the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter submitted to a vote of stockholders at the meeting.

   Matter                        For               Withheld

   Election of Directors:
   William V. Glastris, Jr.      4,105,504         11,450
   Ronald D. Katz                4,105,504         11,450
   Mark C. Mamolen               4,105,504         11,450
   Douglas Mergenthaler          4,105,804         11,150
   Charles S. Meyer              4,105,504         11,450
   Russell E. Stubbings          4,105,804         11,150
   Leon E. Vinyard               4,105,504         11,450

   Matter              For          Against   Abstentions   Broker Non-Votes

   Approval of 1996
   Stock Program       3,847,876    233,533   9,755         25,790



   Matter              For          Against   Abstentions   Broker Non-Votes

   Approval of
   Auditors            4,107,904    3,300     5,750              0



   Item 5.  Other Information

   None

   Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   Exhibit 27.--Financial Data Schedule

   (b)   Reports on Form 8-K

   None during the fiscal quarter ended June 30, 1996.

                                 SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: August 13, 1996


                                          DEFLECTA-SHIELD CORPORATION


                                          By:   /s/ LOWELL A. SWARTHOUT
                                                -------------------------
                                                Lowell A. Swarthout,
                                                Vice President and Chief
                                                Financial Officer
                                                (Duly authorized officer
                                                and Principal Financial
                                                and Accounting Officer)