Form 10-Q
period 1996-09-30
DEFLECTA SHIELD CORP /DE/
filed 1996-11-14
CIK 914605

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1996


                                    OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                     Commission File Number:  0-23238


                        DEFLECTA-SHIELD CORPORATION
          (Exact name of registrant as specified in its charter)

                  Delaware                               42-1411117
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

      1800 North 9th Street, Indianola,                     50125
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

         As of November 13, 1996, 4,800,000 shares of the registrant's Common Stock were outstanding.

                        DEFLECTA-SHIELD CORPORATION



                                   INDEX

                                                                    Page


   PART I.  Financial Information  . . . . . . . . . . . . . . . . . . 3
   Item 1.  Financial Statements   . . . . . . . . . . . . . . . . . . 3
      Condensed Consolidated Balance Sheets at December 31, 1995 and
      September 30, 1996   . . . . . . . . . . . . . . . . . . . . . . 3
      Condensed Consolidated Statements of Operations for the Three
      Months ended September 30, 1995 and 1996   . . . . . . . . . . . 4
      Condensed Consolidated Statements of Operations for the Nine
      Months ended September, 1995 and 1996  . . . . . . . . . . . . . 5
      Condensed Consolidated Statements of Cash Flows for the Nine
      Months ended September 30, 1995 and 1996   . . . . . . . . . . . 6
      Notes to Condensed Consolidated Financial Statements   . . . . . 7
   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . 8

   PART II.  Other Information
   Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  14
   Item 5.  Other Information  . . . . . . . . . . . . . . . . . . .  14
   Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . .  14

                        DEFLECTA-SHIELD CORPORATION

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                              (in thousands)

                                          December 31,    September 30,
                                              1995             1996
                                              ----              ----
                                                   (Unaudited)

   ASSETS
   -------
   Current assets:
    Cash   . . . . . . . . . . . . . .      $  533              $486
    Accounts receivable, less
    allowance for doubtful
    accounts of $623 and
    $800, respectively   . . . . . . .       9,708              10,314
    Inventories  . . . . . . . . . . .      10,580              10,184
    Deferred income taxes  . . . . . .       1,635               1,635
    Prepaid expenses   . . . . . . . .         912                 164
                                            -------             -------
          Total current assets . . . .      23,368              22,783
   Property and equipment, net . . . .       9,344               9,268
   Intangible assets . . . . . . . . .      12,601              12,229
   Other assets  . . . . . . . . . . .          97                  93
                                            -------             -------
                                           $45,410             $44,373
                                            =======             =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

   Current liabilities:
    Current maturities of long-term
      debt   . . . . . . . . . . . . .      $1,523              $   81
    Accounts payable   . . . . . . . .       4,233               4,883
    Accrued expenses   . . . . . . . .       2,423               2,722
                                            -------             -------
          Total current liabilities  .       8,179               7,686
   Deferred taxes  . . . . . . . . . .         275                 275
   Long-term debt, less current maturities  12,345               8,877
   Stockholders' equity (Note 2):
    Common stock   . . . . . . . . . .          48                  48
    Additional paid-in capital   . . .      18,556              18,556
    Retained earnings  . . . . . . . .       6,007               8,931
                                            -------             -------
         Total stockholders  equity  .      24,611              27,535
                                            -------             -------
                                           $45,410             $44,373
                                            =======             =======

     The accompanying notes are an integral part of these statements.

                        DEFLECTA-SHIELD CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                 (in thousands, except per share amounts)

                                      Three Months Ended September 30,
                                            1995            1996

   Net sales . . . . . . . . . . . . .    $16,007         $18,465
   Cost of sales . . . . . . . . . . .     11,167          12,035
                                           -------         -------

   Gross profit  . . . . . . . . . . .      4,840           6,430
   Operating expenses:
     Selling . . . . . . . . . . . . .      2,552           2,386
     General and administrative  . . .      1,593           1,707
     Amortization of other assets  . .        131             113
                                           -------          -------
   Income from operations  . . . . . .        564           2,224

   Interest expense  . . . . . . . . .        407             250
                                          -------          -------
   Income before income taxes  . . . .        157           1,974

   Income tax expense  . . . . . . . .         61             729
                                           -------          -------

   Net income  . . . . . . . . . . . .      $  96         $ 1,245
                                           =======         ========

   Net income per share  . . . . . . .      $ .02         $    26
                                           =======         ========

   Weighted average common
   shares outstanding  . . . . . . . .     4,800            4,800

   The accompanying notes are an integral part of these statements.

                        DEFLECTA-SHIELD CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                 (in thousands, except per share amounts)

                                               Nine Months Ended
                                                 September 30,
                                                1995       1996
                                                ----       ----

   Net sales . . . . . . . . . . . . . . .    $52,704     $54,743
   Cost of sales . . . . . . . . . . . . .     34,733      36,185
                                               -------     -------

   Gross profit  . . . . . . . . . . . . .     17,971      18,558
   Operating expenses:
     Selling . . . . . . . . . . . . . . .      8,063       7,681
     General and administrative  . . . . .      4,864       5,066
     Amortization of other assets  . . . .        357         372
                                                -------     -------

   Income from operations  . . . . . . . .      4,687       5,439
           . . . . . . . . . . . . . . . .
   Interest expense  . . . . . . . . . . .      1,059         799
                                                -------     -------

   Income before income taxes  . . . . . .      3,628       4,640

   Income tax expense  . . . . . . . . . .      1,415       1,716
                                                -------     -------

   Net income  . . . . . . . . . . . . . .     $2,213      $2,924
                                                =======     =======

   Net income per share  . . . . . . . . .     $  .46      $  .61
                                                =======     =======

   Weighted average common
   shares outstanding  . . . . . . . . . .      4,800       4,800

     The accompanying notes are an integral part of these statements.

                        DEFLECTA-SHIELD CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                              (in thousands)

                                                  Nine Months Ended
                                                     September 30,
                                                   1995       1996
                                                   ----       ----
   Cash flow from operating activities:
     Net income  . . . . . . . . . . . . . .     $ 2,213     $2,924
     Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation  . . . . . . . . . . .       1,085      1,471
         Amortization of other assets  . . .         357        372
         Change in deferred tax liability            395         -
         Add (deduct) changes in assets and
           liabilities:
             Accounts receivable . . . . . .         942       (606)
             Inventories . . . . . . . . . .      (3,515)       396
             Prepaid expenses  . . . . . . .        (658)       748
             Other Assets  . . . . . . . . .        (436)         4
             Accounts payable  . . . . . . .      (1,138)       650
             Accrued expenses  . . . . . . .        (277)       299
                                                   -------    -------

   Net cash (used) provided by operating
   activities  . . . . . . . . . . . . . . .      (1,032)     6,258
                                                  -------     -------
   Cash flows from investing activities:
     Purchases of property and equipment . .      (3,731)    (1,395)
                                                  -------     -------

     Cash used by investing activities . . .      (3,731)    (1,395)
                                                  -------     -------
   Cash flows from financing activities: . .
     Net proceeds (repayment) on line of credit    5,636     (3,461)
     Repayment of debt . . . . . . . . . . .      (1,059)    (1,449)
                                                  -------    -------

   Net cash provided (used) by
   financing activities  . . . . . . . . . .       4,577     (4,910)
                                                  -------    -------
   Net decrease in cash  . . . . . . . . . .        (186)       (47)
   Cash at beginning of period . . . . . . .         747        533
                                                  -------    -------
   Cash at end of period . . . . . . . . . .       $ 561      $ 486
                                                  =======    =======

   Cash paid during the period for interest      $ 1,050      $ 815

   Cash paid during the period for income taxes  $ 2,237     $1,263

      The accompanying notes are an integral part of this statement.

                        DEFLECTA-SHIELD CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1996

                                (Unaudited)


   NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements of Deflecta-Shield Corporation and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which were of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.



   NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY (in thousands)

                                                  Additional
                                        Common     Paid-In      Retained
                                        Stock      Capital      Earnings
                                        -------    -------      --------

    Balance at December 31, 1995 . .    $    48   $18,556       $6,007
   Net income for the nine months
      ended September 30, 1996 . . .        --       --          2,924
                                         -------   -------      -------
    Balance at September 30, 1996  .     $   48   $18,556       $8,931
                                         =======   =======      =======


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

                              Percentage of Net Sales      Percentage
                                      Increase             (Decrease)
                                  Three Months Ended   Three Months Ended
                                     September 30,         September 30,
                                                             1996 over
                                  1995           1996           1995
                                  ----           ----           ----
   Net sales . . . . . . . .      100.0%        100.0%          15.4%
   Cost of sales . . . . . .       69.8          65.2            7.8
                                  -----          -----          -----


   Gross profit  . . . . . .       30.2          34.8           32.9
   Selling expenses  . . . .       15.9          12.9           (6.5)
   General and administrative
   expenses  . . . . . . . .       10.0           9.3            7.2
   Amortization of other
   assets  . . . . . . . . .         .8            .6          (13.7)
                                  -----          -----

   Income from operations  .        3.5          12.0          294.3
   Interest expense  . . . .        2.5           1.3          (38.6)
                                   -----          -----
   Income before income
   taxes . . . . . . . . . .        1.0%         10.7%       1,157.3
                                   =====         =====

                              Percentage of Net Sales      Percentage
                                      Increase             (Decrease)
                                  Nine Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                                            1996 over
                                  1995           1996          1995
                                  ----           ----           ----
   Net sales . . . . . . . .      100.0%        100.0%          3.9%
   Cost of sales . . . . . .       65.9          66.1           4.2
                                  ------         ------
   Gross profit  . . . . . .       34.1          33.9           3.3
   Selling expenses  . . . .       15.3          14.0          (4.7)
   General and administrative
    expenses  . . . . . . . .       9.2           9.3           4.2
   Amortization of other
   assets  . . . . . . . . .        .7             .7           4.2
                                  ------          ------
   Income from operations  .       8.9            9.9          16.0
   Interest expense  . . . .       2.0            1.4         (24.6)
                                  ------          ------
   Income before income
    taxes . . . . . . . . . .      6.9%           8.5%         27.9
                                  ======         ======       ======

   Three Months ended September 30, 1996 Compared to Three Months Ended September 30, 1995

   Net Sales. Net sales were $18,465,000 for the three months ended September 30, 1996, compared to $16,007,000 for the three months ended September 30, 1995, an increase of $2,458,000, or 15.4%. Net sales of light truck products increased by $2,192,000 and net sales of heavy truck products increased by $266,000. Net sales of Delta III products increased by $289,000 in the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. The remainder of the change in net sales of light truck products, a net increase of $1,903,000, was primarily attributable to bug deflectors and running board products.

   Gross Profit. Gross profit was $6,430,000 for the three months ended September 30, 1996, compared to $4,840,000 for the three months ended September 30, 1995, an increase of $1,590,000, or 32.9%. The increase in gross profit was primarily attributable to an increase in manufacturing efficiency and an increase in the average sale price of some light truck products. As a percentage of net sales, gross profit increased to 34.8% for the three months ended September 30, 1996, compared to 30.2% for the three months ended September 30,
   1995, an increase of 4.6% of net sales. This increase in gross profit percentage was primarily attributable to increased sales of light truck products.

      Selling Expenses. Selling expenses were $2,386,000 for the three months ended September 30, 1996, compared to $2,552,000 for the three months ended September 30, 1995, a decrease of $166,000, or 6.5%. As a percentage of net sales, selling expense decreased to 12.9% for the three months ended September 30, 1996, from 15.9% for the three months ended September 30, 1995. This decrease of 3.0% of net sales was primarily attributable to a decrease in variable selling expenses of 2.1% of net sales for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. The remaining change in selling expenses, a decrease of 0.9% of net sales was primarily attributable to a decrease in advertising expense.

      General and Administrative Expenses. General and administrative expenses were $1,707,000 for the three months ended September 30, 1996, compared to $1,593,000 for the three months ended September 30, 1995, an increase of $114,000, or 7.2%. This increase was primarily attributable to an increase in product development expense of $125,000 for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. As a percentage of net sales, general and administrative expense decreased to 9.3% for the three months ended September 30, 1996, from 10.0% for the three months ended September 30, 1995.

      Interest Expense. Interest expense was $250,000 for the three months ended September 30, 1996, compared to $407,000 for the three months ended September 30, 1995, a decrease of $157,000, or 38.6%. Interest bearing debt averaged approximately $9,269,000 for the three months ended September 30, 1996, compared to approximately $17,422,000 for the three months ended September 30, 1995.

   Nine Months ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

      Net Sales. Net sales were $54,743,000 for the nine months ended September 30, 1996, compared to $52,704,000 for the nine months ended September 30, 1995, an increase of $2,039,000, or 3.9%. Net sales of light truck products increased by $2,862,000 and net sales of heavy truck products decreased by $823,000. The increase in net sales of light truck products was attributable to sales increases of $985,000 in Delta III products, $467,000 in Trailmaster products, and $466,000 in Fibernetics products. The remainder of the change in net sales of light truck products, an increase of $944,000, was primarily attributable to bug deflector products. Sales of heavy truck products in the nine months ended September 30, 1996 were affected by lower sales of new heavy trucks during the first six months of 1996 which adversely affected demand for the Company's heavy truck products.

      Gross Profit. Gross profit was $18,558,000 for the nine months ended September 30, 1996, compared to $17,971,000 for the nine months ended September 30, 1995, an increase of $587,000, or 3.3%. The increase in gross profit was primarily attributable to an increase in manufacturing efficiency and an increase in the average sale price of some light truck products, offset by cost increases in raw materials, the incurrence of additional overhead to accommodate planned business consolidations, and the decrease in heavy truck product sales. As a percentage of net sales, gross profit decreased to 33.9% for the nine months ended September 30, 1996, compared to 34.1% for the nine months ended September 30, 1995, a decrease of 0.2% of net sales. This decrease in gross profit percentage was primarily attributable to decreased sales of heavy truck products, offset in part by an increase in gross profit on sales of light truck products.

      Selling Expenses. Selling expenses were $7,681,000 for the nine months ended September 30, 1996, compared to $8,063,000 for the nine months ended September 30, 1995, a decrease of $382,000, or 4.7%. As a percentage of net sales, selling expense decreased to 14.0% for the nine months ended September 30, 1996, from 15.3% for the nine months ended September 30, 1995. This decrease of 1.3% of net sales was primarily attributable to a decrease in variable selling expenses of 1.6% of net sales for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, and a decrease in sales personnel expense (compensation and associated costs, including travel, decreased as a percentage of net sales by 0.4% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995). The remaining change in selling expenses, an increase of 0.7% of net sales, was primarily attributable to an increase in advertising expense and an increase in bad debts expense.

      General and Administrative Expenses. General and administrative expenses were $5,066,000 for the nine months ended September 30, 1996, compared to $4,864,000 for the nine months ended September 30, 1995, an increase of $202,000, or 4.2%. As a percentage of net sales, general and administrative expenses increased to 9.3% for the nine months ended September 30, 1996, from 9.2% for the nine months ended September 30, 1995. This increase of 0.1% of net sales was primarily attributable to an increase of 0.8% of net sales for product development expense. The remaining change in general and administrative expenses, a decrease of 0.7% of net sales, was primarily attributable to a decrease of general and administrative wages and associated costs, including travel.

      Interest Expense. Interest expense was $799,000 for the nine months ended September 30, 1996, compared to $1,059,000 for the nine months ended September 30, 1995, a decrease of $260,000, or 24.6%. Interest bearing debt averaged approximately $11,221,000 for the nine months ended September 30, 1996, compared to approximately $15,367,000 for the nine months ended September 30, 1995.

   Seasonality and Quarterly Data

      Although the Company deviated from the pattern in 1995, it has historically generated the majority of its net sales and income from operations in the second and third quarters of each year. The Company expects results to move toward the historical pattern in 1996 and future years. This seasonal pattern combined with effects of new product introductions and the timing of customer orders can cause the Company s results of operations to vary from quarter to quarter.

   Liquidity and Capital Resources

      The Company's primary sources of working capital are cash flow from operations and borrowings by the Company under its credit facility. As of September 30, 1996, the Company had cash balances of approximately $486,000 and working capital of approximately $15,097,000.

      Net cash provided (used) by operating activities was approximately $6,258,000 and ($1,032,000) for the nine months ended September 30, 1996, and September 30, 1995, respectively.

      The   Company's   capital   expenditures   totaled   approximately
   $1,395,000 and $3,731,000 for the nine months ended September 30, 1996, and September 30, 1995, respectively.

      In August 1994, the Company initiated the construction of a new distribution facility in Indianola, Iowa. Total capital expenditures of the Company associated with the Indianola, Iowa facility, including computer hardware and software, were $3.7 million, with approximately $1.6 million expended in 1994 and approximately $2.1 million expended in 1995. Phase I of the facility was operational in early January, 1995. Phase II of the facility, an expansion of approximately 60,000 square feet was completed and occupied in July 1995. The costs incurred in the fourth quarter of 1994 and in the first six months of 1995 in connection with this project, primarily consisting of costs and expenses associated with acquiring and training the initial workforce for the Indianola facility, were expensed as these costs were incurred. The Company is currently studying the appropriate means of consolidating portions of its manufacturing and distribution facilities. The locations into which various activities would be consolidated have not been determined. The Company anticipates that costs and expenses associated with any relocation and consolidation of the Company s distribution and manufacturing functions would be substantially offset by cost savings generated through such relocation and consolidation. The timing of the incurrence of such charges in relation to the generation of such savings may cause the Company's results of operations to vary from quarter to quarter.

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

      As of September 30, 1996, the outstanding principal balance, together with accrued interest, under the credit facility was approximately $8,934,000. During 1995, the Lender agreed to make $3,000,000 of the Acquisition Facility available on a revolving basis. At September 30, 1996, the aggregate amount available under the revolving credit facility and the revolving portion of the acquisition facility was approximately $66,000. The Company believes that cash flow from operations and available borrowings under the credit facility are adequate to meet the Company's liquidity needs for the next 12 months.

      In the ordinary course of business, the Company is subject to examination by the Internal Revenue Service (the IRS ). In October 1993, the IRS initiated an examination of the 1990 Federal income tax return of DFM Corp. The examination was subsequently expanded to include the 1991 and 1992 Federal income tax returns. As of September 1996, the examination has been substantially completed, and the Company anticipates settlement of all matters in connection with this examination for a total assessment of between $245,000 and $300,000 in additional Federal income tax for the periods examined. The Company believes that it has made adequate provisions for the additional assessment of taxes.

   Forward Looking Information

      Information included in this Report on Form 10-Q relating to sales and earnings expectations constitutes forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: general economic conditions, including their impact on the sale of new light trucks; sales of new heavy trucks, which are cyclical; competitive factors, including pricing pressures; changes in product and sales mix; the timely development and introduction of competitive new products by the Company and market acceptance of those products; inventory risks due to changes in market demand or the Company's business strategies; difficulties which may be encountered in the consolidation of the Company's manufacturing and distribution facilities; changes in effective tax rates; and the fact that a substantial portion of the Company's sales are generated from orders received during the
   quarter,  making  prediction  of  quarterly  revenues   and  earnings
   difficult.   The words  believe,    expect,   anticipate,   project,
   and similar expressions identify froward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

   PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

        The Company's insurer has, along with the other defendants to the suit, reached a settlement in the case of Emitee v. Toyota, et al. Pursuant to the settlement, the Company's insurer will contribute $30,000 to a global settlement of the claim.

        The Company's Trailmaster subsidiary has been named a defendant in Nyilos v. Trailmaster Products Inc., et al., a breach of warranty and negligence lawsuit pending in Macomb County, Michigan. The suit arises out of a rollover accident which occurred on October 1, 1994. The complaint alleges that Trailmaster had made and breached certain warranties and that it was negligent and claims unspecified damages in excess of $10,000. This case is at a very early stage and the ultimate outcome cannot yet be determined.

   Item 5.  Other Information

   Ronald C. Fox was hired as Chief Financial Officer of the Company effective October 28, 1996.

   Item 6.  Exhibits and Reports on Form 8-K

   (a)      Exhibits

   Exhibit 10.(iii)(A)(1)      Amended and Restated Deflecta-Shield
                               Corporation 1993 Stock Plan.

   Exhibit 10.(iii)(A)(1)(a)   Amended and Restated Deflecta-Shield
                               Corporation 1996 Stock Plan.

   Exhibit 10.(iii)(A)(7)      Employment Letter Agreement dated October
                               28, 1996 between the Company and Ronald C.
                               Fox.

   Exhibit 27.                 Financial Data Schedule.


   (b)      Reports on Form 8-K

   None during the fiscal quarter ended September 30, 1996.

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: November 13, 1996


                                          DEFLECTA-SHIELD CORPORATION


                                          By: /s/ RONALD  C. FOX
                                              --------------------
                                               Ronald C. Fox,
                                               Chief Financial Officer
                                               (Duly authorized officer
                                               and Principal Financial
                                               and Accounting Officer)