Form 10-Q/A
period 1996-09-30
DEFLECTA SHIELD CORP /DE/
filed 1996-11-15
CIK 914605

FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                            AMENDMENT NO. 1 to
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

         As of November 14, 1996, 4,800,000 shares of the registrant's Common Stock were outstanding.

                                   PART I

  Item 1.     Financial Statements

        The Condensed Consolidated Statements of Operations for the Three Months ended September 30, 1995 and 1996 are hereby amended in their entirety to read as follows:

                        DEFLECTA-SHIELD CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                 (in thousands, except per share amounts)

                                      Three Months Ended September 30,
                                            1995            1996

   Net sales . . . . . . . . . . . . .    $16,007         $18,465
   Cost of sales . . . . . . . . . . .     11,167          12,035
                                           -------         -------

   Gross profit  . . . . . . . . . . .      4,840           6,430
   Operating expenses:
     Selling . . . . . . . . . . . . .      2,552           2,386
     General and administrative  . . .      1,593           1,707
     Amortization of other assets  . .        131             113
                                           -------          -------
   Income from operations  . . . . . .        564           2,224

   Interest expense  . . . . . . . . .        407             250
                                          -------          -------
   Income before income taxes  . . . .        157           1,974

   Income tax expense  . . . . . . . .         61             729
                                           -------          -------

   Net income  . . . . . . . . . . . .      $  96         $ 1,245
                                           =======         ========

   Net income per share  . . . . . . .      $ .02         $   .26
                                           =======         ========

   Weighted average common
   shares outstanding  . . . . . . . .     4,800            4,800

   The accompanying notes are an integral part of these statements.

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: November 14, 1996


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