Form 10-K
period 1996-12-31
DEFLECTA SHIELD CORP /DE/
filed 1997-03-31
CIK 914605

                                FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT
                               OF 1934

               For the Fiscal Year ended December 31, 1996
                                  OR
        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT
                               OF 1934

                    Commission File Number:  0-23238


                       DEFLECTA-SHIELD CORPORATION
         (Exact name of registrant as specified in its charter)

              Delaware                         42-1411117
           (State or other                  (I.R.S. Employer
           jurisdiction of                Identification No.)
          incorporation or
            organization)


        1800 North Ninth Street                  50125
           Indianola, Iowa                     (Zip Code)
        (Address of principal
         executive offices)

                             (515) 961-6100
          (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
         Title of each class              on which registered
                None                         Not Applicable

       Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $0.01 Par Value
                          (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant on March 25, 1997 was $ 25,529,359 based upon a closing price of $ 9.50 per share on that date, on the NASDAQ Stock Market, Inc., using beneficial ownership of stock rules adopted pursuant to
Section 13 of the Securities Exchange Act of 1934. Certain persons designated as affiliates for purposes of this computation may not be held to be affiliates upon judicial determination.

At March 25, 1997, 4,800,000 shares of the Registrant's Common Stock were outstanding.

Part III incorporates information by reference from portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

                       DEFLECTA-SHIELD CORPORATION


                                  INDEX
                                                                    Page


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
      Item 1.     Business  . . . . . . . . . . . . . . . . . . . . .  3
      Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . 12
      Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . 13
      Item 4.     Submission of Matters to a
                  Vote of Security Holders  . . . . . . . . . . . . . 14

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
      Item 5.     Market for Registrant's
                  Common Equity and Related
                  Stockholder Matters . . . . . . . . . . . . . . . . 15
      Item 6.     Selected Consolidated
                  Financial Data  . . . . . . . . . . . . . . . . . . 16
      Item 7.     Management's Discussion
                  and Analysis of Financial
                  Condition and Results
                  of Operations . . . . . . . . . . . . . . . . . . . 17
      Item 8.     Financial Statements and
                  Supplementary Data  . . . . . . . . . . . . . . . . 22
      Item 9.     Changes in and Disagreements
                  with Accountants on Accounting
                  and Financial Disclosure  . . . . . . . . . . . . . 22

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
      Items 10, 11, 12 and 13
                  Directors and Executive Officers
                  of the Registrant, Executive
                  Compensation, Security Ownership
                  of Certain Beneficial Owners and
                  Management and Certain Relationships
                  and Related Transactions  . . . . . . . . . . . . . 23

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
      Item 14.    Exhibits, Financial Statement
                  Schedules and Reports on Form 8-K . . . . . . . . . 24

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

PART I

Item 1.  Business

Forward-Looking Statements

   Information included in this Report on Form 10-K may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: general economic conditions including their impact on the sale of new light trucks; sales of heavy trucks, which are cyclical; competitive factors, including pricing pressures; changes in product and sales mix; the timely development and introduction of competitive new products by the Company and market acceptance of those products; inventory risks due to changes in market demand or the Company's business strategies; difficulties which may be encountered in the consolidation of the Company's manufacturing and distribution facilities; changes in effective tax rates; and the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

   Deflecta-Shield Corporation is a holding company with subsidiaries involved in the manufacture and marketing of accessories for light trucks and heavy trucks primarily in the United States. Deflecta-Shield Corporation conducts its business through its direct and indirect subsidiaries. The direct subsidiaries are Belmor Autotron Corp. and DFM Corp. The indirect subsidiaries are BAC Acquisition Co.
("Fibernetics"), Trailmaster Products, Inc. ("Trailmaster"), and Delta III, Inc. ("Delta III"), through which the company acquired its Fibernetics(TM), Trailmaster(reg. trdmk.) and Delta III(TM) product lines, respectively. Deflecta-Shield Corporation and its direct and indirect subsidiaries are referred to herein collectively as the "Company."

   The Company is a leading manufacturer and marketer of accessories for light trucks (which include pick-up trucks, sport utility vehicles, mini-vans and other vans) and heavy trucks in the United States. Its product lines for light trucks include bug deflectors, which customize the relatively uniform look of light trucks and protect hoods and windshields from insects, stones and other road debris; fiberglass, aluminum, and ABS running boards; tool boxes; cab visors; and suspension kits and related accessories. In addition to its light truck accessories, the Company is the largest supplier in the United States of winterfronts, bug screens, bug deflectors and rock guards for heavy trucks. The Company also manufactures and markets interior trim parts for heavy truck cabs.

   The Company sells its products under several brand names including Deflecta-Shield(reg. trdmk.), Streetmaster(TM), Trailmaster(reg. trdmk.), Delta III(TM), Challenger(TM), Fibernetics(TM) and Belmor Autotron(TM), and also sells its products through private label/original equipment manufacturer ("OEM") lines. Its light truck accessories are sold through a nationwide distribution system incorporating automotive warehouse distributors, automotive specialty chain stores, OEMs, catalog companies and dealer expediters. In these respective categories, customers for light truck accessories include Reliable Automotive, Champion Auto
Stores, Ford Motor Company ("Ford") and Chrysler Corporation
("Chrysler"), Warshawsky & Company (J.C. Whitney catalog) and Dulando
Auto Screens. The Company's heavy truck products are sold through heavy truck dealers and directly to heavy truck manufacturers such as Ford, Freightliner, Kenworth, Navistar, Peterbilt, Volvo and Western Star.

   Deflecta-Shield Corporation is incorporated in the State of Delaware. The principal executive offices are located at 1800 North 9th Street, Indianola, Iowa 50125 (telephone 515/961-6100).

Industry Overview

   Light Trucks. According to data supplied by the American Automobile Manufacturers' Association (the "AAMA"), retail sales of light trucks in the United States have increased to 4,421,891 units in 1995 from 2,718,927 units in 1991. The following table sets forth data on sales of new light trucks in the United States during the periods shown:

                 1995         1994        1993         1992          1991
              ---------    ---------    ---------    ---------     ---------
 Number of
 Units Sold   4,421,891    4,132,069    3,754,219    3,211,669     2,718,927


Source:  AAMA Data on U.S. Domestic Retail Sales of Light Trucks
(0-6,000 lbs.).  Sales information for 1996 is not yet available.

   The Company believes that the increase in light truck sales is due, in part, to the more comfortable interiors and modern designs offered in late model light trucks, the increasing popularity of sport utility vehicles, the low price of certain light trucks relative to automobiles, the changing lifestyles of consumers and the increasing acceptance of light truck use for everyday transportation. Light trucks have a relatively uniform appearance because of the limited number of makes, models and option packages available from manufacturers of such vehicles. Light truck owners often purchase various accessories to modify or enhance the appearance of their vehicles and to differentiate them from other vehicles.

   Light truck accessories include bug deflectors, running boards, bedliners, cab visors, window visors, truck bed tool boxes, headlight/taillight covers, tonneau covers, sport/fog lights, roll bars, grille/brush guards, suspension kits, ground effects, pick-up truck covers and many other product types. Distribution channels for light truck accessories include warehouse distributors (resellers to auto parts stores), auto specialty chain stores, mass merchants, dealer expediters (installers of accessories for dealerships and consumers), catalog companies and OEMs.

   Heavy Trucks. The heavy truck market consists of over-the-road trucks in the Class 8 weight category (trucks with a gross vehicle weight over 33,000 pounds). In the past decade, annual sales of new heavy trucks have fluctuated significantly. The following table sets forth data on sales of new heavy trucks in the United States during the periods shown:

                  1996      1995     1994      1993      1992      1991
                -------   -------   -------   -------   -------   ------
 Number of
 Units Sold     170,009   201,303   185,696   157,886   119,057   98,711

Source: AAMA data on Class 8 Truck Sales. Based on industry projections, the Company expects that the number of units to be sold in 1997 is approximately 149,000.

   Functional purposes are generally more important in sales of heavy truck products than light truck accessories. Examples of heavy truck products include bug deflectors, winterfronts (radiator covers to help regulate engine and cab temperatures), rock guards (which deflect rocks and other road debris away from the radiator and engine) and bug screens (radiator screens to catch bugs).

Products

   General. The following table sets forth the dollar amount and percentage of net sales contributed by certain classes of the Company's products during the periods shown:

                                   Year Ended December 31, 1996
                                   ----------------------------
                                         Net           % of
                                        Sales          Total
                                       -------        -------
                                       (Dollars in thousands)

Light truck accessories:
   Bug deflectors                     $21,921          30.3%
   Other(1)                            37,117          51.3
                                       ------         -----
Total light truck accessories          59,038          81.6
Heavy truck products                   13,300          18.4
                                       ------         -----
   Total net sales                    $72,338         100.0%
                                       ======         =====


                                   Year Ended December 31, 1995
                                   ----------------------------
                                         Net           % of
                                        Sales          Total
                                       -------        -------
                                       (Dollars in thousands)

Light truck accessories:
   Bug deflectors                     $20,253          29.7%
   Other(1)                            33,540          49.1
                                       ------          ----
Total light truck accessories          53,793          78.8
Heavy truck products                   14,446          21.2
                                       ------         -----
   Total net sales                    $68,239         100.0%
                                       ======         =====


                                   Year Ended December 31, 1994
                                   ----------------------------
                                         Net           % of
                                        Sales          Total
                                       -------        -------
                                       (Dollars in thousands)

Light truck accessories:
   Bug deflectors                     $24,781          40.9%
   Other(1)                            21,465(2)       35.4
                                       ------          ----
Total light truck accessories          46,246          76.3
Heavy truck products                   14,340          23.7
                                       ------          ----
   Total net sales                    $60,586         100.0%
                                       ======         =====

(1) Includes sales of other light truck accessories, including running boards, tool boxes and suspension kits.
(2) Includes sales by Trailmaster and Delta III since the effective dates of the respective acquisitions.

Light Truck Accessories

   Bug Deflectors. The Company has been a leader in the market for light truck bug deflectors since 1961, when it developed the original Deflecta-Shield(reg. trdmk.) bug deflector. A bug deflector is an accessory which can be mechanically fastened, or mounted with Deflecta-Shield's no-drill attachment, and is designed to both enhance the appearance of a vehicle and protect the windshield and hood from insects, stones and other road debris. The original line of bug deflectors, Custom Fit(TM), is made with a cut, acrylic, plastic sheet mounted vertically in an aluminum channel which is fastened to the underside of the hood.

   In the late 1980's, a new line of bug deflectors was developed by the Company under the Concept II(TM) name which combined the new contoured, aerodynamic style with the toughness of General Electric Plastics(TM) Lexan(reg. trdmk.), a highly impact-resistant polycarbonate plastic. Like Custom Fit, the Concept II line of deflector is manufactured in a variety of colors and to individual model year specifications.

   In 1991, the Company introduced a new top-of-the-line bug deflector under the Mirage(reg. trdmk.) name, which featured wrap- around design and Quad Airflow Vents(TM). The wrap-around design feature helps protect painted fenders from chipping, while the Quad Airflow Vents are designed to reduce the back pressure created by air deflection in order to provide significant air deflection while maintaining aerodynamics and permitting windshield sprayers to function properly. During the first quarter of 1994, the Magnum(TM) line of wrap-around bug deflectors was introduced. The Magnum bug deflectors feature a flowing aerodynamic appearance combined with the toughness and durability of Lexan(reg. trdmk.). Most competitors manufacture bug deflectors only from acrylic or modified acrylic materials which are less resistant to breakage and scratching.

   During the first quarter of 1995, the Company introduced several new bug deflector products for dealer-expediter customers. These new products include the LX2000(TM) Wrap Around Shield and the LX1000(TM) Contour Shield, which are premium, high quality bug deflectors made from Lexan(reg. trdmk.). These products are designed to satisfy the needs of truck dealers and consumers seeking high quality and modern aerodynamic styling. The Company's other new products for 1995, the AC200(TM) Wrap Around Shield and the AC100(TM) Contour Shield, meet the needs of more value conscious customers.

   The Company's bug deflectors are marketed through a variety of distribution channels under various brand and product names and at various price points. Light truck bug deflector product lines are marketed through warehouse distributors, auto specialty chain stores, mass merchants, dealer expediters, catalog companies and OEMs with brand name differentiation in the different market channels and with products manufactured from Lexan(reg. trdmk.), modified acrylic and acrylic plastics.

   Fiberglass, Aluminum and ABS Running Boards. In July 1993, the Company entered the market for light truck running boards with its acquisition of the Fibernetics(TM) product line, a line of premium molded fiberglass running boards for pick-up trucks, mini-vans and sport utility vehicles. Manufactured of reinforced fiberglass and available in a variety of original factory colors, these running boards provide an aerodynamic, original equipment look, protect the sides of the vehicle and assist in entry and exit. The Company markets its full length running board products under the SportBoard(reg. trdmk.) name and its pick-up truck step boards under the SportStep(reg. trdmk.) name. As part of the Fibernetics acquisition, a line of body styling accessories was acquired including full flare van running boards, van tops, ground effects, rear wings and air dams.

   The August 1994 acquisition of the Delta III(TM) lines has provided a complement to the Company's existing line of fiberglass running boards. Delta III manufactures an extensive line of treadplate aluminum and extruded aluminum running boards. In addition to running boards, Delta III manufactures a full line of treadplate aluminum and extruded aluminum pick-up bed protection products.

   In June 1996, the Company introduced an ABS running board with an exclusive body-mount attachment system. The paintable thermoformed polymer shell is reinforced with an extruded aluminum sub-frame that provides enough rigidity to permit a person to stand anywhere along the length of the board. Also in June 1996, the Company introduced paintable fender flares that are molded from ABS material. These products are marketed under the Sportrend(TM) name and can be combined to complete an integrated styling package. The fiberglass, aluminum, and ABS running boards allow the Company to offer the most complete running board program in the industry.

   Aluminum Tool Boxes. Under the Challenger(TM) brand name, Delta III manufactures a complete line of high quality treadplate aluminum pick-up truck tool boxes.

   Light Truck Visors. In 1989, the Company introduced its SunCap(reg. trdmk.) Visor, a fiberglass accessory which reduces glare on windshields and helps prevent heat build-up in truck cabs. In 1990, the Company introduced the lighted SunCap(reg. trdmk.) Visor, the industry's first lighted cab visor, providing a stylish nighttime look.

   In 1994, the Company introduced its Vision Visor(reg. trdmk.), the first two piece visor specifically designed to complement and blend with the aerodynamic look of current models of pick-up trucks, mini-vans and sport utility vehicles. Vision Visor(reg. trdmk.)'s lighted and unlighted versions provide a unique contour design featuring a smoke-tint Lexan(reg. trdmk.) insert, which allows filtered light through the visor, helping to eliminate the "tunnel" effect associated with certain other visor designs.

   Light Truck Suspension Products. The July 1994 acquisition of Trailmaster resulted in the addition of a full line of products for lifting or lowering vehicles. Trailmaster is best known for its Matched Systems Technology approach, under which each Streetmaster(TM) brand lift kit is engineered to include all the system's components. Trailmaster believes this preferable to selling individual components separately which may or may not function properly together when assembled. In the second quarter of 1996, Trailmaster introduced the SSV(TM) self adjusting shock absorber that provides "on-the-fly" ride adjustability.

   Other Light Truck Accessory Products. In the second quarter of 1995, the Company introduced a line of light truck vent-shields and Lexan(reg. trdmk.) Cruiser(TM) Headlight Covers. These products complement the existing line of slotted Cruiser(TM) Taillight Covers. In the fourth quarter of 1995, a cargo mat was introduced, a formed rubber mat to protect the floor space in the cargo area of sport utility vehicles.

   In the third quarter of 1996, the Company introduced Sports Caps(TM), an ABS bed rail protector; Sports Cover(TM), a fiberglass tonneau cover; Sports Shades(TM), an ABS window shade for the rear sidewindows of extended cab pickups; and Scorcher(TM), two tailgate spoilers manufactured from either modified acrylic or aluminum. The Company also offers other light truck product accessories such as fiberglass cab extenders, aluminum side rails, chrome tie downs and rear air deflectors.

Heavy Truck Products

   General. The Company's line of products for heavy trucks is developed, manufactured and marketed at the facility in Chicago, Illinois. The Company is the largest supplier of winterfronts, bug screens, bug deflectors and rock guards for heavy trucks in the United States. Each of these product lines is (i) designed and developed in cooperation with major heavy truck manufacturers, (ii) built to individual model year specifications, and (iii) with few exceptions, the exclusive OEM-approved accessory sold to the OEM in that product category. These products are sold for substantially all makes and models of U.S.-made heavy trucks. Function is emphasized to a greater degree in the manufacturing of the Company's heavy truck products than its light truck accessories.

   Heavy Truck Bug Deflectors. Heavy truck bug deflectors are designed to provide air deflection to keep truck windshields cleaner, reduce driver fatigue, and prevent chipping of paint on truck fenders. The Company is the largest supplier in the United States of heavy truck bug deflectors.

   The Company's heavy truck bug deflectors are manufactured and marketed primarily under the Aeroshield(TM) name. The Aeroshield I is a traditionally-styled flat vertical deflector manufactured from Lexan(reg. trdmk.), mounted in an aluminum channel and available in five colors. The Aeroshield II is an aerodynamically designed bug deflector manufactured from Lexan(reg. trdmk.) and mounted in a bright-dipped, anodized aluminum base that attaches on top of the truck hood to provide a sleek, original equipment look. The Aeroshield III is a high-end, stylish deflector made of molded, UV-fade resistant acrylic mounted in a black ABS plastic base. In addition, the Aeroshield III has an accessory, the Aero Mask(reg. trdmk.), a black ABS plastic mask which attaches using existing holes and hardware and which provides front end protection against rocks, chips and scratches. During the first quarter of 1994, the Company introduced Aeroshield-Plus, an aerodynamically designed shield for heavy trucks. To satisfy the market need for a mid priced aerodynamic shield, the Company introduced the Aeroshield Wave in early 1996.

   A Mustache Shield(reg. trdmk.) is a contoured bug deflector designed to fit the sloping hood of certain model trucks. The Company also manufactures heavy truck Universal Sider Shields, a pair of 19" one-sized Lexan(reg. trdmk.) deflectors, which mount vertically on the truck front.

   Bug Screens and Rock Guards. Bug screens are used primarily during the warmer months of the year to keep bugs and road debris from reaching the radiator of a truck. Bug screens are constructed of light weight aluminum or fiberglass screen mesh and are often included in a new truck package. They are snapped on to the front of the truck and are generally replaced about every other year at a heavy truck dealer. Rock guards are heavy fabricated metal screens installed inside the truck engine compartment in front of the radiator and designed to protect the radiator and engine against damage from rocks and other road debris. Rock guards are installed on many truck models as a standard part. The Company is the largest supplier of bug screens and rock guards in the United States.

   Two types of bug screens are offered; aluminum mesh and fiberglass mesh bug screens. Aluminum bug screens are constructed of light weight aluminum screen mesh material with vinyl binding. Fiberglass bug screens are lower-priced products, manufactured of black fiberglass mesh with flexible vinyl binding and can be easily folded and stored when not in use. The Company also offers a designer series of fiberglass bug screens with designs such as the American Flag, Confederate Flag, Canadian Flag, company names, fleet logos or truck manufacturers' logos in various color schemes.

   Rigid frame rock guards are premium-priced grill protectors constructed of heavy gauge aluminum screen mesh with a rigid metal frame.

   Winterfronts. Winterfronts are snap-on vinyl covers for the radiator grill on the front of a truck and are used to regulate the air intake of the truck's engine during cold weather. By installing a winterfront, a driver can maintain proper engine operating temperature in cold weather and increase the amount of heat available to warm the cab of the truck. The Company is the largest supplier of winterfronts in the United States.

   Three basic styles of winterfronts are offered by the Company: fixed opening winterfronts, adjustable opening winterfronts and "V" opening winterfronts. The style of winterfront selected for a heavy truck depends on the manufacturer, model and engine type of the truck. The Company has a United States patent on its center opening winterfront, an innovative product developed to reduce engine wear. Fixed center opening winterfronts were developed in response to technological changes in heavy truck engines. In some cases, hardware to attach the winterfronts to the truck is sold separately. Materials used in all of the winterfronts are designed to resist cold cracking down to -40 F with shrinkage of less than 2% over two years and are resistant to wind whip and salt spray. Winterfronts are sold in standard white vinyl or can be custom silk screened with company names, fleet logos or with truck manufacturers' logos.

   Interior Trim Parts. The Company also manufactures and sells interior panels and trim items to certain manufacturers of heavy trucks, and replacement trim kits for certain models to heavy truck dealers. Replacement trim kits are offered for certain Ford, Navistar and Mack heavy truck models. Interior trim products sold to heavy truck manufacturers include door panels, roof panels, side panels, sleeper curtains, door pockets, dash boards, headliners, carpets and floor mats. A dielectric heat sealing process is utilized in manufacturing interior trim products with sheet vinyl, foam and fiberboard as the primary raw materials. Interior trim products sold directly to OEM customers are installed on the truck during assembly. Replacement trim kits are sold through heavy truck dealers, are designed for the do-it-yourself market and are sold as an affordable method to upgrade a worn interior and increase the resale value of a truck.

Product Development

   Enhancement of its existing products and the development of new products are essential for the Company's long-term growth and success in the light truck and heavy truck product markets. New product ideas are generated by senior management, the product development staff, manufacturers' representatives and through suggestions from customers and outside consultants.

   Development of new products is managed by a team of engineers located in the Longmont, Colorado facility. The product development team is responsible for the design, engineering and development of new products, including assessing feasibility, manufacturing cost parameters and lead times.

   Moldmakers are employed at manufacturing facilities in Longmont, Colorado, Corydon, Iowa and Compton, California. The moldmaking staff is responsible for the manufacture, repair and maintenance of the tooling used in the manufacture of the thermoformed, vacuum formed and fiberglass products. The Company believes that the size and capabilities of its moldmaking staff contribute significantly to the ability to quickly bring new product ideas to market. The length of the new product development cycle for the Company's products (from concept to initial production) varies, but is typically between nine and 18 months.

   New products are currently being developed in several categories for introduction to the marketplace in 1997.

Customers and Marketing

   General. The Company has in excess of 1,900 active customers. The Company ships its products directly to over 6,000 different locations, including numerous heavy truck dealers and automotive specialty stores. In 1996, none of the customers accounted for 10% or more of net sales, with the largest customer accounting for approximately 6% of net sales, the top four customers accounting for approximately 19% of net sales, and the top 15 customers accounting for approximately 42% of net sales.

   Light Truck Accessories. The Company sells its light truck accessories through a diversified nationwide distribution system. Autotron Products ("Autotron"), a division of DFM Corp., Trailmaster, and Fibernetics are primarily responsible for their own sales and marketing activities. The balance of the sales and marketing programs are developed and coordinated from its corporate headquarters in Indianola, Iowa by DFM Corp.'s Vice President of Sales and Marketing who oversees three Sales Directors, who in turn oversee 20 independent representative organizations.

   In the light truck accessory market, warehouse distributors and performance warehouse distributors are the primary channels for high quality aftermarket accessories. Warehouse distributors often stock a broad line of aftermarket products in multiple warehouse locations, and sell to independent auto parts stores, auto repair stores and service stations. Customers in the warehouse distributors category include Reliable Automotive and Keystone Automotive. Performance warehouse distributors, including customers such as American Specialty and Performance Warehouse, specialize in aftermarket products designed to improve the performance of a vehicle and sell to similar retailers and installers.

   Dealer expediters provide aftermarket accessories and installation services to automotive dealers. Customers of the Company in the dealer expediter category include Monroe Truck Equipment and Memphis Accessories. Automotive specialty chain stores are larger multi-location retail auto parts stores that frequently purchase aftermarket products on a direct basis from manufacturers. This type of customer includes Champion Auto Stores. Catalog companies, such as Warshawsky & Company (J.C. Whitney catalog), purchase aftermarket products directly from manufacturers and sell through catalogs distributed to a variety of customers, including consumers and automotive dealers. Automobile and light truck OEMs, including customers such as Ford, Chrysler and Toyota, purchase specialized aftermarket accessories directly from accessory manufacturers and sell these products through their parts distribution divisions to their dealer networks.

   Consumers purchase light truck accessories through a variety of distribution channels. The majority of the Company's light truck accessories are purchased by consumers at retail auto parts stores. These stores may be independent or part of automotive specialty chains. In most retail stores, the consumer has a choice of only one or two manufacturers' product lines in the categories in which the Company competes. Some retailers offer installation services for accessories. In other instances, the retailer may refer the consumer to a service garage or the consumer will install the accessory himself. Consumers may also purchase light truck accessories, through mail order catalogs, at automotive dealers' parts departments or at automotive dealers as an add-on accessory installed at the time of a new truck purchase.

   The in-house marketing and sales department at the Indianola, Iowa corporate headquarters manages the light truck aftermarket accessory marketing and sales efforts for locations except Autotron, Trailmaster and Fibernetics. This department's responsibilities include: (1) managing and supporting the independent manufacturers' representative network; (2) creating and implementing marketing plans; (3) developing, purchasing and monitoring advertising, including cooperative advertising and promotional campaigns; (4) developing and implementing sales programs; (5) designing and creating product catalogs, price lists and other marketing materials; (6) managing trade show scheduling and exhibits; (7) designing and coordinating retail packaging materials; and
(8) providing market research and input into new product development plans.

   A variety of marketing tools are utilized to increase awareness of the Company's products and promote its brands and sales of its light truck accessories at the retail level. The Company designs and develops product catalogs, price/application lists and other product literature which it distributes directly and through its independent manufacturers' representatives. In addition, point-of-purchase displays are developed and provided to retailers of the Company's products. These displays feature miniature versions of various products and highlight their respective features and benefits. Advertising campaigns are also conducted by the Company in light truck enthusiast magazines such as "Four Wheeler", "Four Wheel and Offroad" and "Sport Truck." Cooperative advertising programs are offered to retailers which feature accessory products in their advertising.

   Heavy Truck Products. The Company's heavy truck products are sold in the United States primarily (i) through OEM direct ship programs involving approximately 2,800 heavy truck dealers, (ii) directly to heavy truck manufacturers and (iii) directly to heavy truck OEM parts distribution centers. The heavy truck products customers include every major heavy truck manufacturer in the United States, including Freightliner, Navistar, Paccar (including both Kenworth and Peterbilt), Volvo-White-GMC, Ford, Mack, Marmon and Western Star.

   Participation in OEM direct ship programs allows telephone sales representatives to speak directly to heavy truck dealers on a frequent basis. Heavy truck dealers order accessories directly from the Company and the product is shipped directly to dealers. Invoices for the orders are sent to the aftermarket parts divisions of the heavy truck OEMs which pay for their dealers' orders and bill the dealers separately. An outbound telemarketing program and an inbound customer service staff are located in Chicago, Illinois to service the Company's heavy truck dealer customer base.

   The Company ships its accessory products directly to heavy truck dealers that include the products in new truck accessory packages and sell the products as replacement parts. Products are sold to heavy truck OEM parts distribution centers which stock accessories and in turn supply the OEMs' dealers. The Company also sells and ships its heavy truck products directly to heavy truck OEMs which install these products on or include them with new trucks. A manufacturer's representative is engaged in connection with sales to Paccar and Freightliner.

   Customer Service Departments. The Company has three customer service departments. The light truck accessory customers are serviced by an inbound customer service department located in the Indianola, Iowa facility and a combination inbound/outbound customer service and telemarketing department in the Sturgis, Michigan facility. These departments process all light truck customer orders. The heavy truck products are serviced by a telemarketing and customer service department located in the Chicago, Illinois facility.

Manufacturing and Sourcing

   The Company's products are manufactured in six different locations, each of which utilizes a variety of manufacturing processes. In addition, the Indianola, Iowa facility is used as corporate headquarters and distribution and warehouse.

   Indianola, Iowa--The Indianola, Iowa facility is the primary distribution location for light truck products and houses the corporate offices.

   Corydon, Iowa--The Corydon, Iowa plant is a manufacturing, assembly and packaging facility. Manufacturing operations in this facility include manufacture of fiberglass products, routing of plastic sheet, cutting of extruded aluminum channels for bug deflectors, assembly and thermoforming of bug deflectors and other accessories, and packaging of products. The primary fiberglass products manufactured in the Corydon facility are the Deflecta-Shield(reg. trdmk.) brand SportBoard(reg. trdmk.) running boards, SportStep(reg. trdmk.) step boards, and SportVisors(TM). The Company also leases a small facility in Corydon which is utilized as a painting facility and tool shop.

   Longmont, Colorado--The Longmont, Colorado plant is the principal manufacturing facility for molded bug deflectors. The principal manufacturing activity in this plant is thermoforming of Lexan(reg. trdmk.), modified acrylic plastic, and acrylic plastic in a process that combines computer controlled ovens and an automated conveyor system. The facility also serves as a principal moldmaking operation for the Company. The Longmont facility has been awarded a Q1 quality rating from Ford and a Gold Pentastar award from Chrysler.

   Compton, California--The principal manufacturing activities at the Compton, California plant are fiberglass molding, thermoplastic vacuum forming and moldmaking. In the Compton, California facility, the Company manufactures (i) a variety of Fibernetics(TM) brand products, including fiberglass molded full flare running boards and van tops which are sold to van converters in the Western United States, and (ii) certain custom fiberglass and vacuum-formed parts for other vehicle manufacturers.

   Chicago, Illinois--The Chicago, Illinois plant houses the heavy truck products business. Manufacturing processes in the Chicago plant include: (i) vinyl and fiberglass screen cut and sew and silk screening operations for the manufacture of winterfronts and bug screens; (ii) metal fabrication for heavy truck bug deflectors and rock guards; (iii) dielectric heat sealing of vinyl, foam and paperboard into interior trim kits and components; and (iv) vacuum forming of various accessories and components. The Chicago plant was awarded a Q1 quality rating from Ford in July 1993. Since that time, the Company has added Freightliner's Masters of Quality, Volvo's ISO-9000 and Military Spec. MIL-I-145208 to it's quality awards.

   Coldwater, Michigan--The Coldwater, Michigan facility houses the Trailmaster(reg. trdmk.) and Streetmaster(TM) brand product lines. This facility serves as the assembly and distribution center as well as the research and development center for Trailmaster.

   Sturgis, Michigan--The Sturgis, Michigan operation includes two manufacturing facilities (one of which is located outside Sturgis, in neighboring Howe, Indiana). Primary products manufactured at this facility include Challenger(TM) aluminum brand tool boxes and aluminum running boards as well as extruded products.

   Multiple sources for the raw materials used in manufacturing operations are available to the Company. The Company is one of the largest purchasers of General Electric Plastics(TM) Lexan(reg. trdmk.) branded polycarbonate sheet plastic in the United States and uses General Electric Plastics(TM) Lexan(reg. trdmk.) brand name in its advertising and packaging. The Company has not experienced any significant delays in the delivery of materials from suppliers. The Company believes that in the event of a shortage or significant delay in the delivery of any raw materials used in its manufacturing processes, including Lexan(reg. trdmk.) plastic, alternative vendors could be found to supply such materials or alternative materials, and that the shortage or delay would not be expected to have a significant impact on the Company's financial condition or results of operations.

Competition

   The market for the Company's products is highly competitive and competition is faced from a number of sources in certain of its product lines. Certain of the competitors may have greater financial resources than the Company. Competition in product lines is based on design, brand name recognition, merchandising programs, quality, price, timeliness of delivery, service and packaging. There are no significant technological or manufacturing barriers to entry into the truck and automotive accessories businesses in which the Company currently operates. The Company believes it is able to compete effectively as a result of the breadth and quality of its products lines. Many of the smaller competitors primarily ship only a single product category.

Seasonality and Backlog

   The Company's sales and earnings pattern is seasonal, with the majority of the sales and earnings historically taking place during the spring and summer months. During 1996, 1995, and 1994, approximately 50.8%, 51.8%, and 50.7% of the net sales and approximately 54.2%, 50.4%, and 59.4% of the income from operations occurred during the second and third quarters of the year, respectively. The Company's backlog as of any given date is not a meaningful measure of future business because its customers generally require rapid shipment of orders.

Trademarks, Patents, Regulation

   The Company owns numerous domestic and foreign trademarks and trade names used in its business, including Deflecta-Shield(reg. trdmk.), SportBoard(reg. trdmk.), SportStep(reg. trdmk.),Sport Shield(reg. trdmk.), Sport Cap(reg. trdmk.) Mirage(reg. trdmk.), Ultima(reg. trdmk.), Vision Visor(reg. trdmk.), Trailmaster(reg. trdmk.), 4-Way(reg. trdmk.), Aero Mask(reg. trdmk.) and Mustache Shield(reg. trdmk.). There are pending applications for federal registration of certain trademarks including Magnum(TM), Sportrail(TM) and Thermofront(TM). The Company believes that the reputation attached to such trademarks and trade names as a whole is of material importance to the businesses in which they are used. The Company also has several domestic and foreign patents which, in the aggregate, are not of material importance to the business. These patents will expire by the year 2006.

   The Company is not subject to the jurisdiction of any major regulatory agency in the United States on a regular basis. However, like all manufacturers of consumer products, the Company is subject to federal, state and local regulations concerning consumer products, the environment and occupational safety and health. The Company believes that its operations currently comply in all material respects with these laws and regulations. In general, the Company has not experienced any difficulty complying with such regulations, and compliance has not had a material effect on the Company's business.

Employees

   As of December 31, 1996, the Company had 670 full-time employees. The Company believes that its future success will depend in large part upon the continued service of its key production, sales, marketing and management personnel, and its ability to identify and hire additional appropriately skilled, highly qualified technical, marketing and managerial personnel. None of the Company's employees are represented by a labor union and the Company considers its relationship with its employees to be good. The Company has not suffered a work stoppage or slowdown in the last ten years.

Item 2.  Properties

   The Company owns and leases facilities for manufacturing, distribution, offices and engineering in Indianola, Iowa; Corydon, Iowa; Longmont, Colorado; Chicago, Illinois; Compton, California; Coldwater, Michigan; Sturgis, Michigan; and Howe, Indiana. Overall, the Company's facilities encompass 534,100 square feet as follows:

 Principal Use                          Own        Lease        Lease
 of Facilities         Location      (Sq. Ft.)   (Sq. Ft.)      Expires
 -------------      -------------    ---------   ---------   -------------
 Distribution
  and offices       Indianola, IA     129,200
 Manufacturing      Corydon, IA        68,000
 Manufacturing      Corydon, IA                    4,700     Oct. 31, 1997
 Manufacturing
  and distribution  Longmont, CO                  42,900      Nov. 1, 1997
 Manufacturing      Longmont, CO                   5,200       May 1, 1999
 Offices and
  engineering       Longmont, CO                  10,000     Aug. 31, 1997
 Manufacturing,
  distribution
  and offices       Chicago, IL        48,000
 Manufacturing      Chicago, IL                   16,000     Monthly
 Manufacturing,
  distribution
  and offices       Compton, CA                   87,200     Jun. 30, 1997
 Assembly,
  distribution
  and offices       Coldwater, MI                 44,400     Apr. 30, 1998
 Distribution
  and offices       Sturgis, MI                   47,000     Aug. 31, 1999
Manufacturing       Howe, IN           31,500
                                      -------    -------
                                      276,700    257,400
                                      =======    =======

   The Company anticipates no difficulty in retaining occupancy of any of its facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities. The Company believes that its existing facilities are adequate for the manufacture and distribution of its products and have sufficient capacity to meet its current requirements. The Company is conducting a study to determine the feasibility of consolidating in a central location portions of its manufacturing and distribution facilities.

Item 3.  Legal Proceedings

   The predecessor of the Company's Trailmaster subsidiary has been named as a defendant in Scott Ford v. Ford Motor Corp., et al., a negligence/products liability lawsuit pending in Allegheny County, Pennsylvania. The accident occurred on February 12, 1994. The plaintiff is paralyzed and alleges that this resulted from a broken neck suffered as a result of the accident. The Asset Purchase Agreement pursuant to which the Company acquired assets through Trailmaster provides that the predecessor must indemnify the Company for certain claims arising out of occurrences prior to the closing date of the acquisition. The defense of this claim has been tendered to the predecessor's insurers and the Company believes that the predecessor and its insurer will bear any liability resulting from this claim.

   The predecessor of the Company's Trailmaster subsidiary has also been named as a defendant in Sexton v. Ford Motor Company, et al., a wrongful death lawsuit pending in Sumter County, South Carolina. The suit arises from a two vehicle accident which occurred on September 21, 1993. The complaint states that the plaintiff's decedent's vehicle was equipped with a lift kit manufactured by the predecessor. The defense of the claim has been tendered to the predecessor's insurer and the Company believes that the predecessor and its insurer will bear any liability resulting from this claim.

   The Company's Trailmaster subsidiary has been named a defendant in Embree for Estate of Kershner v. T.M. Liquidation, Inc., a wrongful death lawsuit pending in Viola County, Virginia. The suit arises out of an roll-over accident involving a pick-up truck which occurred on September 4, 1994. The complaint states that the plaintiff's decedent's car was equipped with a lift kit manufactured by the predecessor of such subsidiary. The complaint alleges that the predecessor was negligent and its products were defective and claims compensatory damages of $10 million and punitive damages of $5 million. The defense of the claim has been tendered to the Company's insurer, local counsel has been engaged, and a fact investigation is in process. This case is in an early stage and the ultimate outcome cannot yet be determined.

   The Company's Trailmaster subsidiary has been named a defendant in Nyilos v. Trailmaster Products, Inc., a negligence/products liability lawsuit pending in the Circuit Court of Macomb County, Michigan. The suit arises from a single vehicle roll-over accident on October 1, 1994. The complaint states that the plaintiff's vehicle was equipped with a suspension lift system manufactured by Trailmaster that failed while the plaintiff was operating his vehicle in a careful and prudent manner.
The complaint seeks judgment in an amount in excess of $10,000 for breach of warranty and an amount in excess of $10,000 for negligence. The defense of the claim has been tendered to the Company's insurer, local counsel has been engaged, and a fact investigation is in process. This case is in an early stage and the ultimate outcome cannot yet be determined.

   The Company's Trailmaster subsidiary has been named as a defendant in Schmidt v. General Motors Corporation, et al., a wrongful death suit in the District Court of Starr County, Texas. The suit arises from a single vehicle roll-over accident which occurred on January 1, 1995.
The complaint alleges that the equipment was unreasonably dangerous as it was designed and marketed. The defense of this complaint has been tendered to the Company's insurer and fact investigation is in process. This case is in an early stage and the ultimate outcome cannot yet be determined.

   The Company has been named as a defendant in Pinney v. Deflecta-Shield Corporation, et al., a products liability lawsuit pending in the District Court of Stearns County, Minnesota. The complaint arises from a two vehicle accident which occurred on October 7, 1995 and alleges that the plaintiff's daughter, a minor, was injured by a piece of a bug shield striking her as a back seat passenger in one of the vehicles. The complaint seeks judgment for the plaintiff as mother and natural guardian in an amount in excess of $50,000 and for the plaintiff personally an amount in excess of $50,000. The defense of the claim has been tendered to the Company's insurer, local counsel has been engaged, and fact investigation is in process. The case is at a pre-trial stage and the ultimate outcome cannot yet be determined.

   The Company has, from time to time, become a party to other claims and lawsuits in the ordinary course of business, none of which is material.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1996.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

   The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "TRUX." The quarterly range of prices per share during 1995 and 1996 was as follows:

                                              High             Low
                                            -------          -------
1996:      First Quarter                    $ 5.250          $ 3.750
           Second Quarter                     6.375            4.250
           Third Quarter                      7.875            5.250
           Fourth Quarter                     9.500            7.000


1995:      First Quarter                    $10.750          $ 8.375
           Second Quarter                    11.500            7.750
           Third Quarter                     10.000            6.750
           Fourth Quarter                     7.250            4.625


   As of December 31, 1996, there were 150 Deflecta-Shield Corporation stockholders of record. The Company estimates that an additional 1,005 stockholders own stock held for their account at brokerage firms and financial institutions.

   There have been no dividends paid to shareholders since the inception of Deflecta-Shield Corporation in October 1993. The Company currently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the earnings, financial position, capital requirements, credit agreements and such other factors as the Board of Directors deems relevant. The current credit facility prohibits the payments of dividends on the Common Stock without permission of its lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6.  Selected Consolidated Financial Data

   The following selected consolidated financial data of the Predecessor Partnership as of and for the years ended December 31, 1992 and 1993 and for the Company as of and for the three years ended December 31, 1996, have been derived from the audited consolidated financial statements of the Predecessor Partnership and the Company, respectively. All such periods have been audited by Price Waterhouse LLP, independent accountants. The information set forth below should be read in conjunction with the consolidated financial statements of the Company (and related notes thereto) and the other financial information appearing elsewhere in this Report, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          1996     1995    1994(2)  1993(1)     1992
                          ----     ----    ----     ----        ----
                         (In thousands, except per share amounts)
Statement of
 Income Data:
  Net sales             $72,338  $68,239   $60,586  $39,850   $33,926
  Cost of sales          47,661   46,550    37,309   23,201    19,971
                         ------   ------    ------   ------    ------
  Gross profit           24,677   21,689    23,277   16,649    13,955
  Selling expenses        9,608   10,567     9,125    5,144     5,045
  General and
   administrative
   expenses               7,134    6,255     5,757    4,503     3,747
  Amortization of
   other assets             483      519       364      418       594
                         ------   ------    ------   ------    ------
  Income from
   operations             7,452    4,348     8,031    6,584     4,569
  Interest expense          986    1,437       521    1,288     1,869
  Income tax expense      2,533    1,183     3,000      150        54
                         ------   ------    ------   ------    ------
  Income before
    extraordinary
    item                  3,933    1,728     4,510    5,146     2,646
  Extraordinary
   item (3)                  --       --       363      240        --
  Net income             $3,933   $1,728    $4,147   $4,906    $2,646
                         ======   ======    ======   ======    ======

Actual and
 Pro Forma Data (4):
  Income before
   extraordinary
   item                  $3,933   $1,728    $4,663   $4,192    $2,866
  Net income              3,933    1,728     4,300    3,952     2,866
  Per Share:
   Income before
    extraordinary
    item                    .82      .36       .97      .87       .60
   Net income               .82      .36       .90      .82       .60
  Weighted average
   shares outstanding     4,800    4,800     4,800       --        --

Balance Sheet Data
 (at period end):
  Working capital       $15,240  $15,188   $14,110   $7,130    $4,050
  Total assets           44,147   45,410    42,171   21,729    16,845
  Total debt and
   mandatory
   redeemable
   security               8,033   13,869    11,883   17,864    10,473
  Total equity           28,543   24,610    22,882      181     3,140

(1) The operating results of Fibernetics are included from the date of acquisition by the Predecessor Partnership.

(2) The operating results of Trailmaster and Delta III are included from their respective dates of acquisition by the Company.

(3) Net income during the year ended December 31, 1993 includes an extraordinary loss, net of tax, totaling $240. The extraordinary loss represents the net loss on early extinguishment of debt in conjunction with the refinancing of certain long term debt instruments and repurchase of warrants held by creditors. Net income during the year ended December 31, 1994 includes an extraordinary loss, net of tax, totaling $363. The extraordinary loss represents the net loss on early extinguishment of debt in conjunction with the January, 1994 stock offering. See Note 9 of Notes to Consolidated Financial Statements.

(4) Pro forma data are presented for the years ended December 31, 1994, 1993 and 1992, respectively, which reflect the recapitalization (the "Recapitalization") of Belmor Manufacturing Limited Partnership, a Delaware limited partnership (the "Predecessor Partnership") pursuant to a plan of recapitalization (including the issuance of 3,200,000 shares of Common Stock to the direct or indirect partners of the Predecessor Partnership), the Company's initial public sale of 1,600,000 shares of Common Stock (the "Offering") and the application of the net proceeds therefrom, assuming the foregoing transactions were consummated on January 1, 1992.
         The Company was organized as a partnership prior to the Offering. Thus, a portion of the income of the Company was taxable to the partners of the Predecessor Partnership and no provision for income taxes was made, except for federal and state income taxes imposed on DFM Corp., a subsidiary of the Predecessor Partnership. The information included herein assumes an income tax provision which has been compiled as if the Company's income had been subject to taxation at an effective rate of 39% for 1994, 37% for 1993 and 38% for 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                ($ in thousands except per share amounts)

   The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements included elsewhere herein.

General

   In July 1994, the Company purchased Trailmaster Products, Inc., a privately-held marketer of a variety of aftermarket suspension kits for vehicles, primarily light trucks. In August 1994, the Company acquired all of the outstanding stock of Delta III, Inc. a privately-held manufacturer and marketer of running boards, pick-up truck tool boxes and other aluminum accessories for light trucks.

   Prior to the Recapitalization, the business was conducted as a limited partnership. Earnings of the Predecessor Partnership generally were included on the income tax returns of its partners. The Predecessor Partnership's subsidiary, DFM Corp., was subject to state and federal income taxes. Accordingly, income tax expense reflected in the Predecessor Partnership's consolidated financial statements reflects the provision for income taxes based on pre-tax income for DFM Corp. for the respective periods.

   Approximately $16,360 of the net proceeds from the Offering were used to repay in full the Company's outstanding indebtedness and accrued interest under its then-existing revolving credit and term loan facilities. As a result of repaying the term loans prior to maturity, the Company recorded an extraordinary loss on early extinguishment of debt in the amount of approximately $363 (before income taxes) in the first quarter of 1994.

Results of Operations

   The following table sets forth, for the periods indicated, certain operating data as a percentage of net sales and the percentage change in the dollar amounts of such items compared to the prior period.

                           Percentage of         Percentage Increase
                             Net Sales                (Decrease)
                      ------------------------   -------------------
                            Years Ended              Years Ended
                            December 31,             December 31,
                      ------------------------   -------------------
                                                    1996      1995
                                                    over      over
                      1996      1995      1994      1995      1994
                     ------    ------    ------    ------    ------

Net Sales            100.0%     100.0%    100.0%      6.0%     12.6%
Cost of Sales         65.9       68.2      61.6       2.4      24.8
                     -----      -----     -----

Gross profit          34.1       31.8      38.4      13.8      (6.8)
Selling expenses      13.3       15.4      15.0      (9.1)     15.8
General and
 administrative
 expenses              9.9        9.2       9.5      14.1       8.7
Amortization
 of other assets        .6         .8        .6      (6.7)     42.6
                     -----      -----     -----

Income from
 operations           10.3        6.4      13.3      71.4     (45.9)
Interest expense       1.4        2.1        .9     (31.3)    175.6
                     -----      -----     -----
Income before
 income taxes and
 extraordinary
 item                  8.9%       4.3%     12.4%    122.1     (61.2)
                     =====      =====     =====


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

   Net Sales. Net sales were $72,338 in 1996 compared to $68,239 for 1995, an increase of $4,099 or 6.0%. Net sales of light truck products increased by $5,324 and net sales of heavy truck products decreased by $1,225 The increase in net sales of light truck products was attributable to sales increases of $1,998 in Delta III products, $716 in

Trailmaster products, and $682 in Fibernetics products. The remainder of the change in net sales of light truck products, an increase of $1,928, was attributable to increased sales of bug deflector products and sales of the Sportrend(TM) product introduced in June 1996, partially offset by decreased net sales of other light truck products.

   Gross Profit. Gross Profit was $24,677 in 1996, compared to $21,689 for 1995, an increase of $2,988, or 13.8%. As a percentage of net sales, gross profit margins were 34.1% in 1996, compared to 31.8% for 1995, an increase of 2.3% percentage points. The dollar increase in gross profits is the result of increased sales volumes, improvements in manufacturing efficiencies, a more favorable customer and product mix for light truck products, better raw material utilization, lower raw material prices and a reduction in product warranty claims.

   Selling Expenses. Selling expenses were $9,608 in 1996, compared to $10,567 in 1995, a decrease of $959, or 9.1%. As a percentage of net sales, selling and marketing expenses were 13.3% for 1996, compared to 15.4% for 1995. The dollar decrease in 1996 resulted from significant reductions in freight costs along with decreases in spending for travel and commissions. These reductions were partially offset by some increased promotional costs and increased charges to bad debt reserves.

   General and Administrative Expenses. General and administrative expenses were $7,134 in 1996, compared to $6,255 for 1995, an increase of $879, or 14.1%. The majority of this increase is for new product development, employee bonuses, management relocation costs, and increased data processing activities.

   Interest Expense. Interest expense was $986 in 1996, compared to $1,437 for 1995, a decrease of $451, or 31.4%. The improved cash flow from operating activities in 1996 resulted in a paydown of interest-bearing debt which averaged $10,458 in 1996, compared to $15,229 in 1995.

   Income Tax Expense. The effective income tax rates were 39.2% and 40.6% for 1996 and 1995, respectively.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

   Net Sales. Net sales were $68,239 in 1995, compared to $60,586 in 1994, an increase of $7,653, or 12.6%. Increased net sales of $9,548 were attributable to sales of Trailmaster and Delta III products. The Company acquired the Trailmaster and Delta III product lines during the third quarter of 1994. Net sales of custom order Fibernetics products increased by $887 and net sales of fiberglass running board products increased by $1,149 in 1995, as compared to 1994. Net sales of heavy truck products increased by $106 in 1995, as compared to 1994. The remainder of the change in net sales, a net decrease of $4,037, was attributable to other light truck products, primarily bug deflectors. The Company has historically offered buying incentives for its light truck product customers in the first quarter of each calendar year. Such incentives were offered in both January and December 1994, and no such incentives were offered in 1995.

   Gross Profit. Gross profit was $21,689 in 1995, compared to $23,277 in 1994 a decrease of $1,588, or 6.8%. As a percentage of net sales, gross profit margins decreased to 31.8% in 1995, compared to 38.4% in 1994, a decline of 6.6 percentage points. Because Trailmaster and Delta III product lines were included in 1995 for a full year versus a partial year in 1994, these products added $3,352 to 1995 gross profits. At the same time, the remaining product lines and operations resulted in a combined decrease in gross profits of $4,940. A combination of factors contributed to the decline in gross profits including a change in product mix to lower margin products; cost increases in raw materials, primarily plastics, aluminum and packaging; one-time costs for the startup of fiberglass manufacturing at the Corydon, Iowa facility in the second quarter of 1995; underabsorption of fixed overhead due to a reduction of manufacturing volumes in the third and fourth quarters of 1995; and additional costs to accommodate planned business consolidations.

   Selling Expenses. Selling and marketing expenses were $10,567 in 1995, compared to $9,125 in 1994, an increase of $1,442, or 15.8%. As a percentage of net sales, selling expenses increased slightly to 15.4% for 1995, compared to 15.0% for 1994. The addition of Trailmaster and Delta III for a full year in 1995 contributed to the overall dollar increase in selling and marketing costs. The remaining increase in selling and marketing costs was the result of additional personnel costs, increases in the bad debt reserve, and a royalty fee initiated in 1995 for the right to use the name Bigfoot on certain light truck products.

   General and Administrative Expenses. General and administrative expenses were $6,255 in 1995, compared to $5,757 in 1994, an increase of $498, or 8.7%. As a percentage of net sales, general and administrative expenses decreased to 9.2% in 1995, from 9.5% in 1994. After deducting the increased general and administrative expenses of $349, resulting from the acquisition of Trailmaster and Delta III, the remaining increase of $149 is due to increased telephone costs, new product development costs, office supplies, and data processing activities, offset by a decrease in employee bonuses.

   Interest Expense. Interest expense was $1,437 in 1995, compared to $521 for 1994, an increase of $916. In January 1994, the Company's initial public offering resulted in a paydown of its then-existing term loans and revolving credit facilities. Interest-bearing debt averaged $15,229 in 1995, compared to $7,095 in 1994.

   Income Tax Expense. The effective income tax rates were 40.6% and 39.9% for 1995 and 1994, respectively.

Seasonality and Quarterly Data

   Although in 1995, the Company recorded 53.7% of its net sales and 97.3% of its income from operations in the first two quarters, historically the majority of its net sales and income have been generated from operations in the second and third quarters of each year. This seasonal pattern combined with effects of new product introductions and the timing of customer orders can cause the results of operations to vary from quarter to quarter. The following table sets forth selected unaudited quarterly consolidated financial data for the eight quarters ended December 31, 1996. Although this information is unaudited, in the opinion of management such information reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                              1996
                                     (Dollars in Thousands)
                            ----------------------------------------
                            Qtr. 1     Qtr. 2     Qtr. 3      Qtr. 4
                            ------     ------     ------      ------
Quarterly
 Statement of
 Operations Data:
Net sales                  $18,023    $18,255    $18,465     $17,595
Gross profit                 5,790      6,338      6,430       6,119
Income (loss)
 from operations             1,506      1,783      2,259       1,904


                                             1995
                              --------------------------------------
                                    (Dollars in Thousands)

                              Qtr. 1     Qtr. 2     Qtr. 3    Qtr. 4
                              ------     ------     ------    ------
Quarterly
 Statement of
 Operations Data:
Net sales                    $17,351    $19,346    $16,007   $15,535
Gross profit                   6,995      6,136      4,840     3,718
Income (loss)
 from operations               2,650      1,581        611      (494)


Liquidity and Capital Resources

   As of December 31, 1996, the Company had cash balances of $459 and working capital of $15,240. Cash flows from operating activities improved to $7,911 for the year ended December 31, 1996, compared to $1,804 and $2,955 for the years ended December 31, 1995 and 1994, respectively. The current ratio at December 31, 1996 was 3.1 : 1 compared to 2.9 : 1 at December 31, 1995.

   Accounts receivable increased by $617, or 6.3% during 1996 while days sales outstanding increased to 56 days from 55 days. The increase was primarily due to a 13.3% increase in net sales in the fourth quarter of

1996 compared to 1995. Inventories decreased by $457, or 4.3% with the majority of the decrease in work-in-process inventories.

   Accounts payable increased by $598 or 14.1%, due to the timing of purchases for inventory and other operational expenditures. Long-term debt was reduced to $8,033 at December 31, 1996 from $13,869 at December 31, 1995.

   Capital expenditures in 1996 of $2,149 were primarily for new product molds and tooling, production machinery and equipment, and computer peripheral equipment. The Company anticipates that capital expenditures in 1997 will be approximately $2,800 absent further consolidation of manufacturing and distribution facilities discussed below.

   In August 1994, the Company initiated the construction of a new distribution facility in Indianola, Iowa. Upon completion of Phase I of this facility in late December 1994, the Company relocated and consolidated certain of its distribution and manufacturing functions. Certain state and local grants and loans were received with respect to this project. Total capital expenditures associated with the Indianola, Iowa facility (net of state and local funding), including computer hardware and software, were $3,700 with approximately $1,600 expended in 1994 and approximately $2,100 expended in 1995. Phase I of the facility was operational in early January 1995. Phase II of the facility, an expansion of approximately 60,000 square feet, was completed and occupied in July 1995. The period costs incurred in the fourth quarter of 1994 and in the first six months of 1995 in connection with this project, primarily consisting of costs and expenses associated with acquiring and training the initial workforce for the Indianola facility, were recognized as these costs were incurred. Fiberglass manufacturing operations were initiated in the Corydon, Iowa facility in April 1995. Costs of approximately $390 were incurred during the quarter ended June 30, 1995, in connection with the initiation of this production activity. These costs were expensed as they were incurred.

   The Company is currently in the process of implementing a reorganization of its manufacturing facilities and processes. The Company is developing a strategic plan designed to minimize short-term disruptions, inefficiencies and costs resulting from the contemplated reorganization, which is expected to include consolidation of portions of the Company's manufacturing and distribution facilities. There has not been a final determination of which locations into which various activities would be consolidated, but it is currently anticipated that there will be consolidation into a new facility located in the same metropolitan area as one of the Company's existing facilities. The Company anticipates that costs and expenses associated with any relocation and consolidation would ultimately be substantially offset by cost savings generated thereby. However, it is currently anticipated that the reorganization will negatively impact earnings in the short term. Furthermore, the timing relationship between the incurrence of charges with respect to the reorganization and the generation of anticipated savings may cause the Company's results of operations to vary from quarter to quarter.

   On January 31, 1994, approximately $16,360 of the net proceeds from the Company's initial public offering were used to repay in full the Company's indebtedness and accrued interest under its then existing revolving credit and term loan facilities. In connection with the repayment of this indebtedness, the term loan facility was terminated. On July 21, 1994, the Company entered into a $24,000 Revolving Credit and Acquisition Facility (the "Credit Agreement") with Heller Financial, Inc. (the "Lender"), pursuant to which the Lender provided Deflecta-Shield with a $6,000 revolving credit facility (the "Revolver") and an $18,000 acquisition facility (the "Acquisition Facility"). Approximately $2,000 of the Revolver was used to finance the purchase of the assets of Trailmaster, with the balance of the purchase price paid with cash generated from operations of Deflecta-Shield's subsidiaries. Approximately $5,800 of the Acquisition Facility was used to finance the purchase of Delta III, with the balance of the purchase price paid with a note made by the Company's subsidiary for approximately $1,500.

   Effective December 1, 1996, the Credit Agreement was amended to increase the Revolver to $21,000 and to eliminate the $18,000 acquisition facility. Balances outstanding under the acquisition facility were transferred to the Revolver. Deflecta-Shield's obligations under the Credit Agreement are guaranteed by its direct and indirect wholly-owned subsidiaries. Some of these guarantees are secured by the assets of certain subsidiaries. Availability under the Revolver for acquisitions is subject to the sole and absolute discretion of the Lender. It is anticipated that future acquisitions by Deflecta-Shield and its subsidiaries will be funded primarily through the Revolver. No such acquisitions are currently contemplated.

   The Credit Agreement provides for the Revolver commitment until July 21, 1999. Interest on Revolver loans is payable at varying rates, based on the lender's base rate (8.25% at December 31, 1996) plus a margin ranging from 0% to .25%. There was no margin at December 31, 1996. The Company may also elect to have portions of the Revolver accrue interest based upon the London Inter-Bank Offering Rates (LIBOR), plus a margin ranging from 1.25% to 1.75%. No such election was made at December 31, 1996. The Company is obligated to pay a fee of .25% per annum on the unused portion of the Revolver during the term of the Credit Agreement.

   The Credit Agreement contains certain covenants covering Deflecta-Shield and its subsidiaries on a consolidated basis, including, covenants relating to the maximum amount of indebtedness which the entities may incur and payment of dividends by Deflecta-Shield. The Company has complied with and is currently in compliance with all such covenants, except for the violations of certain covenants regarding capital expenditures for which waivers were received.

   As of December 31, 1996, the outstanding principal balance, together with accrued interest, under the new credit facility was $8,075. The Company believes that cash flow from operating activities and available borrowings under the Credit Agreement are adequate to meet its liquidity needs for the forthcoming year.

   In the ordinary course of business, the Company is subject to examination by the Internal Revenue Service (the "IRS"). In October 1993, the IRS initiated an examination of the 1990 Federal income tax return of DFM Corp. The examination was subsequently expanded to include the 1991 and 1992 Federal income tax returns. As of December 1996, the examination has been substantially completed, and the Company anticipates settlement of all matters in connection with this examination for a total assessment of approximately $300 in additional Federal income tax for the periods examined, including amounts previously paid. The assessment had been fully accrued in 1995.

Environmental Regulation

   The Company is subject to various federal, state and local environmental laws and regulations. The Company believes that its operations currently comply in all material respects with applicable laws and regulations. The Company believes that the trend in environmental litigation and regulation is toward stricter standards that may result in higher costs for the Company and its competitors. Such changes in the law and regulations may require additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be of material amounts. Costs for environmental compliance and waste disposal have not been material to the Company in the past.

Inflation

   The Company does not believe that inflation has had a significant impact on its results of operations for 1996. While the Company does not anticipate any significant increase in raw material prices in the near future, a significant increase in its costs of materials and labor could negatively impact the gross profits of the Company. Competitive pressures could preclude the Company from raising its selling prices to reflect the increased costs.

Impact of New Accounting Standards

   In December 1993, the Accounting Standards Executive Committee issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs." SOP 93-7 requires companies to report the costs of all advertising, other than direct-response advertising, as expenses in the periods in which those costs are incurred, or the first time the advertising takes place. The costs of direct-response advertising can be capitalized only as outlined in SOP 93-7. The Company adopted SOP 93-7 for the year ended December 31, 1995. The adoption did not have a material impact on the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

   The consolidated financial statements and financial schedule and the report of Price Waterhouse LLP dated February 14, 1997, are set forth on pages F-1 through F-17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

PART III


Items 10, 11, 12 and 13.   Directors and Executive Officers of the
                           Registrant, Executive Compensation,
                           Security Ownership of Certain Beneficial
                           Owners and Management and
                           Certain Relationships and Related
                           Transactions


The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 22, 1997, not later than 120 days after the end of the period covered by this 1996 Report on Form 10-K. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1)      Consolidated Financial Statements

               The following consolidated financial
               statements of Deflecta- Shield Corporation are included in Part II, Item 8:

               Report of Independent Accountants  . . . . . . . . .  F-1
               Consolidated Statements of Income for the
                three years ended December 31, 1996 . . . . . . . .  F-2
               Consolidated Balance Sheets as of December
                31, 1996 and 1995 . . . . . . . . . . . . . . . . .  F-3
               Consolidated Statements of Cash Flows for
                the three years ended December 31, 1996 . . . . . .  F-4
               Statements of Changes in Stockholders'
                Equity and Predecessor Partners' Equity
                for the three years ended December 31,
                1996. . . . . . . . . . . . . . . . . . . . . . . .  F-5
               Notes to Consolidated Financial
                Statements. . . . . . . . . . . . . . . . . . . . .  F-6

   (a)(2)      Financial Statement Schedules:

               Schedule II - Valuation and Qualifying
                Accounts . . . . . . . . . . . . . . . . . . . . . . F-17

               All other schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

   (b)         Reports on Form 8-K

               None

   (c)         Exhibits

   Exhibit                              Description
   Number
  *3.(a)               Certificate of Incorporation of the Company.
  *3.(b)               By-Laws of the Company.
  *4.(i)(1)            Specimen Common Stock Certificate of the
                       Company.
  *4.(i)(2)            Form of Registration Rights Agreement among
                       the Company and certain stockholders of the
                       Company.
  *4.(i)(3)            Form of Voting Agreement among certain
                       stockholders of the Company.

   4.(ii)(1)(a)        Credit Agreement dated as of July 21, 1994
                       between the Company and Heller Financial,
                       Inc., individually, and as agent for the
                       other Lenders (referred to hereinafter as
                       "Agent"), incorporated by reference to
                       Exhibit 10(c) to Form 8-K filed by the
                       Company with respect to an event occurring
                       July 22, 1994.
   4.(ii)(1)(a)(A)     First Amendment to Credit Agreement dated as
                       of December 31, 1996 between the Company and
                       Agent.
   4.(ii)(1)(b)        Amended and Restated Revolving Note payable
                       to Agent dated December 31, 1996.
 **4.(ii)(1)(f)        Security Agreement dated July 21, 1994 among
                       Belmor Autotron Corp. ("Autotron"), DFM
                       Corp. ("DFM") and Agent.
 **4.(ii)(1)(g)        Copyright Security Agreement dated July 21,
                       1994 executed by DFM in favor of Agent.
 **4.(ii)(1)(h)        Trademark Security Agreement dated July 21,
                       1994 executed by DFM in favor of Agent.
 **4.(ii)(1)(i)        Patent Security Agreement dated July 21,
                       1994 executed by DFM in favor of Agent.
 **4.(ii)(1)(j)        Patent Security Agreement dated July 21,
                       1994 executed by Autotron in favor of Agent.
 **4.(ii)(1)(k)        Mortgage, Assignment of Rents and Security
                       Agreement dated July 21, 1994, executed by
                       Autotron in favor of Agent evidencing the
                       mortgage of Autotron's owned real property
                       located in Chicago, Illinois (Cook County).
 **4.(ii)(1)(l)        Mortgage, Assignment of Rents and Security
                       Agreement dated July 21, 1994, executed by
                       DFM in favor of Agent evidencing the
                       mortgage of DFM's owned real property
                       located in Corydon, Iowa (Wayne County).
 **4.(ii)(1)(m)        Leasehold Deed of Trust, Assignment of Rents
                       and Security Agreement dated July 21, 1994,
                       executed by DFM in favor of Agent evidencing
                       the mortgage of DFM's leased real property
                       located at 1275 Sherman Avenue, Longmont,
                       Colorado (Boulder County).
 **4.(ii)(1)(n)        Guaranty dated July 21, 1994 executed by DFM
                       and Belmor Autotron in favor of Agent.
   4.(ii)(1)(o)        Option Agreement dated July 22, 1994 between
                       Trailmaster Products, Inc., the Company and
                       Trailmaster Acquisition, Inc., incorporated by reference to Exhibit 4 to Form 8-K filed by the Company for an event occurring July
                       22, 1994.

   4.(ii)(1)(p)        Consent dated as of August 14, 1995 between
                       the Company and Agent, incorporated by
                       reference to Exhibit 4.(ii)(1)(p) to the
                       Company's Quarterly Report on Form 10-Q for
                       the quarter ended September 30, 1995.
 **10.(i)(1)           Community Economic Betterment Account Loan
                       Agreement dated December 28, 1994 between
                       the Company and the Iowa Department of
                       Economic Development.
 **10.(i)(2)           Industrial New Jobs Training Agreement dated
                       as of September 30, 1994 between Des Moines
                       Area Community College and the Company.
 **10.(i)(3)           Agreement for Private Redevelopment among
                       the City of Indianola, Iowa, the Company,
                       DFM Corp. and Indianola Development
                       Corporation.
  *10.(ii)(A)          Form of Indemnification Agreement between
                       the Company and directors and certain
                       officers of the Company.
 **10.(ii)(B)(1)       Licensing Agreement dated as of January 18,
                       1995 between Bigfoot 4x4, Incorporated and
                       the Company.
   10.(iii)(A)(1)      Amended and Restated Deflecta-Shield
                       Corporation 1993 Stock Plan, incorporated by
                       reference to Exhibit 10.(iii)(A)(1) to the
                       Company's Quarterly Report on form 10-Q for
                       the quarter ended September 30, 1996.
   10.(iii)(A)(1)(a)   Amended and Restated Deflecta-Shield
                       Corporation 1996 Stock Plan, incorporated by
                       reference to Exhibit 10.(iii)(A)(1)(a) to
                       the Company's Quarterly Report on form 10-Q
                       for the quarter ended September 30, 1996.
  *10.(iii)(A)(2)      Management Equity Agreement dated June 15,
                       1990 among Gregory J. Pacer ("Pacer"),
                       Michael G. Harrison ("Harrison"), Lowell A.
                       Swarthout ("Swarthout") and John A. Daniels
                       ("Daniels") and Belmor.
   10.(iii)(A)(2)(a)   First Amendment to Management Equity
                       Agreement dated January 19, 1994 among
                       Pacer, Harrison, Swarthout, Daniels, Belmor
                       and the Company, incorporated by reference
                       to Exhibit 10.(iii)(A)(2)(a) to the
                       Company's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1993.
   10.(iii)(A)(4)      Employment Letter Agreement dated September
                       1, 1995 between the Company and Russell
                       Stubbings, incorporated by reference to
                       Exhibit 10.(iii)(A)(4) to the Company's
                       Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 1995.
   10.(iii)(A)(5)      Employment Letter Agreement dated February
                       7, 1996 between the Company and Richard D.
                       Minehart, Jr., incorporated by reference to
                       Exhibit 10.(iii)(A)(5) to the Company's
                       Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   10.(iii)(A)(6)      Employment Letter Agreement dated October 4,
                       1996 between the Company and James T.
                       Jurinak.
   10.(iii)(A)(7)      Employment Letter Agreement dated October
                       28, 1996 between the Company and Ronald C.
                       Fox, incorporated by reference to Exhibit
                       10.(iii)(A)(7) to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended
                       September 30, 1996.
  *10.(iii)(A)(8)      Severance Agreement dated June 15, 1990
                       between DFM and Swarthout.
  *10.(iii)(A)(9)      Severance Agreement dated June 15, 1990
                       between DFM and Daniels.
  *10.(iii)(A)(13)     Non-Competition and Consulting Agreement
                       dated July 6, 1993 among BAC, Beckett,
                       Christopher M. Beckett, James Beckett, Jr.
                       and Jane C. Beckett.
 **21.                 Subsidiaries of the Registrant.
   23.                 Consent of Independent Accountants

---------------
   * Filed as an exhibit to the Company's Registration Statement on Form S-1, Reg. No. 33-71410, declared effective by the
         Securities and Exchange Commission on January 21, 1994.

   ** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1997

                                 DEFLECTA-SHIELD CORPORATION


                                 By:   /S/ RUSSELL E. STUBBINGS
                                       ________________________________
                                       Russell E. Stubbings
                                       President and Chief
                                       Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:                   Signature            Title:

March 27, 1997 /S/ RUSSELL E. STUBBINGS
               ____________________________    President and Chief
                   Russell E. Stubbings        Executive Officer and a
                                               Director (Principal
                                               Executive Officer)


March 27, 1997 /S/ RONALD C. FOX
               ____________________________    Vice President and Chief
                   Ronald C. Fox               Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)


March 27, 1997 /S/ MARK C. MAMOLEN
               ____________________________    Director
                   Mark C. Mamolen


March 27, 1997 /S/ CHARLES S. MEYER
               ____________________________    Director
                   Charles S. Meyer


March 27, 1997 /S/ WILLIAM V. GLASTRIS, JR.
               ____________________________    Director
                   William V. Glastris, Jr.


March 27, 1997 /S/ DOUGLAS MERGENTHALER
               ____________________________    Director
                   Douglas Mergenthaler


March 27, 1997 /S/ LEON E. VINYARD
               ____________________________    Director
                   Leon E. Vinyard


March 27, 1997 /S/ RONALD C. KATZ
               ____________________________    Director
                   Ronald C. Katz

                 DEFLECTA-SHIELD CORPORATION

              CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 1996, 1995 AND 1994

              REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Deflecta-Shield Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 24 present fairly, in all material respects, the financial position of Deflecta-Shield Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Chicago, Illinois
February 14, 1997

                 DEFLECTA-SHIELD CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME

                               Years Ended December 31,
                        -------------------------------------
                            1996        1995         1994
                        -----------  -----------  -----------
Net sales               $72,337,556  $68,239,409  $60,586,325
Cost of sales            47,660,268   46,550,689   37,309,469
                        -----------  -----------  -----------
Gross profit             24,677,288   21,688,720   23,276,856
Operating expenses:
  Selling                 9,608,194   10,566,769    9,125,271
  General and
    administrative        7,133,930    6,255,355    5,756,676
  Amortization              483,571      518,819      364,207
                        -----------   ----------  -----------

Income from operations    7,451,593    4,347,777    8,030,702

Interest expense            985,773    1,436,308      520,616
                         ----------   ----------   ----------

Income before income
  taxes and extra-
  ordinary item           6,465,820    2,911,469    7,510,086

Income tax expense        2,533,000    1,183,000    3,000,000
                         ----------   ----------  -----------

Income before extra-
  ordinary item           3,932,820    1,728,469    4,510,086
                         ----------   ----------  -----------

Extraordinary loss
  on early extinguish-
  ment of debt, net of
  tax benefit of
  $223,000                        -            -      363,102
                         ----------   ----------  -----------

Net income               $3,932,820   $1,728,469   $4,146,984
                         ==========   ==========  ===========

Earnings per share:
Income before extra-
  ordinary item               $0.82        $0.36      $0.97*
                         ==========   ==========  ===========
Net income                    $0.82        $0.36      $0.90*
                         ==========   ==========  ===========
Weighted average common
  shares outstanding      4,800,000    4,800,000    4,800,000
                         ==========   ==========  ===========

* Earnings per share and weighted average common shares outstanding are presented on a pro forma basis reflecting the recapitalization and the offering described in Note 2.


The accompanying notes are an integral part of these statements.

                 DEFLECTA-SHIELD CORPORATION
                 CONSOLIDATED BALANCE SHEETS

                                          December 31,
                                  ---------------------------
                                       1996          1995
                                  ------------   ------------
ASSETS

Current assets:
  Cash and equivalents            $   458,979    $   532,586
  Accounts receivable, less
    allowance for doubtful
    accounts of $702,831 and
    $623,428, respectively         10,325,902      9,708,390
  Inventories, net (Note 5)        10,123,265     10,580,128
  Deferred income taxes
    (Note 10)                       1,327,580      1,634,923
  Prepaid expenses                    304,282        912,431
                                  -----------    -----------
    Total current assets           22,540,008     23,368,458

Property and equipment, net
  (Note 6)                          9,383,275      9,343,831
Goodwill and intangibles, net
  (Note 7)                         12,116,931     12,600,502
Other assets                          106,696         96,914
                                  -----------    -----------
                                  $44,146,910    $45,409,705
                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
    long-term debt (Note 8)        $    8,750     $1,523,437
  Accounts payable                  4,830,429      4,232,648
  Accrued expenses                  2,460,713      2,423,267
                                  -----------    -----------
    Total current liabilities       7,299,892      8,179,352

Deferred income taxes (Note 10)       279,566        274,925
Long-term debt, less current
  maturities (Note 8)               8,024,341     12,345,137
                                  -----------    -----------
    Total liabilities              15,603,799     20,799,414
                                  -----------    -----------

Stockholders' equity:
  Preferred stock; $.01 par value;
    2,500,000 shares authorized,
    none outstanding                        -              -
  Common stock; $.01 par value;
    20,000,000 shares authorized,
    4,800,000 shares outstanding       48,000         48,000
  Additional paid-in capital       18,555,611     18,555,611
  Retained earnings                 9,939,500      6,006,680
                                  -----------    -----------
                                   28,543,111     24,610,291
Commitments and contingencies
  (Note 13)                                 -              -
                                  -----------    -----------
                                  $44,146,910    $45,409,705
                                  ===========    ===========

The accompanying notes are an integral part of these statements.
                                       F-3

                 DEFLECTA-SHIELD CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Years Ended December 31,
                         -------------------------------------
                             1996        1995          1994
                         -----------  ----------    ----------
Cash flows from
  operating activities:
Net income               $3,932,820   $1,728,469    $4,146,984
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation          2,109,462    1,574,602     1,012,322
    Amortization            483,571      518,819       364,207
    Loss on early
      extinguishment
      of debt                                          363,102
    Deferred income
      taxes                 311,984     (444,676)     (253,679)
Add (deduct) changes
  in assets and
  liabilities:
  Accounts receivable      (617,512)   1,388,948    (3,349,505)
  Inventories               456,863   (1,763,334)     (646,939)
  Prepaid expenses          608,149     (689,786)    1,067,123
  Other assets               (9,782)     (59,446)
  Accounts payable          597,781     (347,513)      621,350
  Accrued expenses,
    excluding distri-
    bution payable to
    Predecessor Partners     37,446     (101,877)     (369,886)
                          ---------    ---------     ---------
Net cash provided by
  operating activities    7,910,782    1,804,206     2,955,079
                          ---------    ---------     ---------

Cash flows from investing
  activities -
  Purchases of property
    and equipment        (2,148,906)  (4,004,646)   (2,723,650)
  Acquisition of Delta
    III, Inc., net of
    cash acquired of
    $17,000 and
    promissory note
    payable of $1,460,000                           (5,822,615)
  Acquisition of Trail-
    master Products, Inc.,
    net of cash acquired
    of $80,000                    -            -    (5,250,306)
                          ---------    ---------     ---------
  Net cash used in
    investing
    activities           (2,148,906)  (4,004,646)  (13,796,571)
                          ---------    ---------    ----------

Cash flows from
  financing activities:
  Proceeds from
    long-term
    borrowings                         2,800,000     6,505,000
  Proceeds from
    revolving line
    of credit             5,450,000    7,972,162     2,688,382
  Repayment of debt     (11,285,483)  (8,786,196)  (17,345,398)
  Proceeds from the
    issuance of
    common stock                                    18,553,610
  Payment of debt
    issuance costs                -            -      (114,000)
                         ----------    ---------    ----------
Net cash (used)
  provided by
  financing
  activities             (5,835,483)   1,985,966   10,287,594
                          ---------    ---------   ----------
Net decrease in cash
  and equivalents           (73,607)    (214,474)    (553,898)
Cash and equivalents
  at beginning of year      532,586      747,060    1,300,958
                          ---------    ---------   ----------
Cash and equivalents
  at end of year           $458,979     $532,586     $747,060
                          =========    =========    =========

Cash paid during
  the period for:
  Interest               $1,041,801   $1,203,175     $516,351
  Income taxes            1,995,058    1,574,000    2,673,264

The accompanying notes are an integral part of these statements.
                                       F-4

                 DEFLECTA-SHIELD CORPORATION

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND PREDECESSOR PARTNERS' EQUITY


                                    Deflecta-Shield
                                      Corporation
                    -------------------------------------------------
                                Additional
                     Common       Paid-In      Retained
                      Stock       Capital      Earnings       Total
                    --------   ------------   ----------   -----------
Balance at
  Dec. 31, 1993

Effect of recap-
  italization
  (Note 2)          $32,000   $    18,000    $ 131,227   $    181,227

Effect of initial
  public offering
  of common stock
  (Note 2)           16,000    18,537,611                  18,553,611

Net income for
  the year ended
  Dec. 31, 1994           -             -     4,146,984     4,146,984
                    -------   -----------    ----------   -----------

Balance at
  Dec. 31, 1994      48,000    18,555,611     4,278,211    22,881,822

Net income for
  the year ended
  Dec. 31, 1995           -             -     1,728,469     1,728,469
                    -------   -----------    ----------    ----------

Balance at
  Dec. 31, 1995      48,000    18,555,611     6,006,680    24,610,291

Net income for
  the year ended
  Dec. 31, 1996           -             -     3,932,820     3,932,820
                    -------   -----------    ----------    ----------

Balance at
  Dec. 31, 1996     $48,000   $18,555,611    $9,939,500   $28,543,111
                    =======   ===========    ==========   ===========


                             Belmor Manufacturing
                              Limited Partnership
                    ---------------------------------------
                     Class B        Class C         Total
                    ---------      ---------      ---------
Balance at
  Dec. 31, 1993        23,826       157,401        181,227

Effect of recap-
  italization
  (Note 2)            (23,826)     (157,401)      (181,227)

Effect of initial
  public offering
  of common stock
  (Note 2)

Net income for
  the year ended
  Dec. 31, 1994             -             -              -
                     --------      --------       --------

Balance at
  Dec. 31, 1994      $      -      $      -       $      -
                     ========      ========       ========


The accompanying notes are an integral part of these statements.

                 DEFLECTA-SHIELD CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS:

Deflecta-Shield Corporation ("Deflecta-Shield" or the
"Company") is a holding company with subsidiaries involved in the manufacture and marketing of accessories for light trucks and heavy trucks. The Company conducts its business through its direct and indirect subsidiaries with customers throughout the United States and Canada. The direct subsidiaries are Belmor Autotron Corp. and DFM Corp. (DFM).
The indirect subsidiaries are BAC Acquisition Co. ("BAC"),
Trailmaster Products, Inc. ("Trailmaster") and Delta III,
Inc. ("Delta III").

The Company's principal product lines for light trucks are bug deflectors, which customize the relatively uniform look of light trucks and protect the hood and windshield from insects, stones and other road debris. The Company also sells other light truck appearance accessories (running boards, cab visors and taillight covers), pick-up truck tool boxes and other aluminum accessories, and a variety of aftermarket suspension systems, primarily for light trucks.

In addition to its light truck accessories, the Company is a leading supplier in the United States of winterfronts, bug screens, bug deflectors and rock guards for heavy trucks. The Company also manufactures and markets interior trim parts for heavy truck cabs.

NOTE 2 - RECAPITALIZATION AND BASIS OF PRESENTATION:

Prior to January 27, 1994, the Company was organized as Belmor Manufacturing Limited Partnership, a Delaware limited partnership (the "Predecessor Partnership"). On January 27, 1994, the Company executed a Plan of Recapitalization whereby (i) certain non-corporate partners of the Predecessor Partnership contributed their interests in the Predecessor Partnership to Deflecta-Shield, and (ii) the Predecessor Partnership's corporate partners merged with and into Deflecta-Shield. Upon completion of the Plan of Recapitalization, the assets and liabilities of the Predecessor Partnership were owned and assumed by Deflecta-Shield. The Predecessor Partnership's historical carrying values for assets and liabilities carried over to Deflecta-Shield Corporation upon consummation of the Plan of Recapitalization.

The Company issued 3,200,000 shares of common stock to the direct and indirect partners of the Predecessor Partnership effective January 27, 1994. The Plan of Recapitalization was consummated immediately prior to the public offering of 1,600,000 shares of common stock by Deflecta-Shield
Corporation (the "Offering"). The net proceeds of the Offering of approximately $18.6 million were used to repay long-term debt (approximately $16.4 million) and other obligations and provide additional working capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's consolidated financial statements. These policies are in conformity with generally accepted accounting principles, and have been consistently applied in all material respects. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of consolidation

The consolidated financial statements include the accounts of Deflecta-Shield and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Earnings per share

Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares represent the potential dilutive impact of stock options. For each of the three years in the period ended December 31, 1996, stock options issued did not have a dilutive impact on earnings per share.

Revenue recognition

Revenue is recognized upon shipment of the product.

Cash and equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis (FIFO), net of an adequate allowance for slow-moving or obsolete material. Inventory cost includes cost of raw material, labor, and overhead.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the useful life of property and equipment or increase productivity are capitalized, whereas maintenance, repairs and minor replacement costs are charged to expense in the year incurred. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets, generally ranging from 3 to 31.5 years.

Goodwill and intangible assets

Goodwill, determined as the excess of cost over the fair value of net assets of businesses acquired, is amortized on a straight-line basis over 40 years. Patents are amortized over their statutory life. Deferred financing costs are amortized over the term of the related debt. The Company reviews the carrying value of intangibles and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Advertising costs

Advertising and related costs are charged to expense as incurred, except for advertisement production costs which are expensed in the year in which the advertisement is first run. These costs amounted to $3,129,194, $2,984,569 and $3,242,882 for years ended 1996, 1995, and 1994, respectively.

Income taxes

The Company records income tax provisions in accordance with Financial Accounting Standard (FAS) No. 109, "Accounting for Income Taxes." Under this statement, a deferred income tax asset or deferred income tax liability are recognized for temporary differences arising when the bases of assets and liabilities differ for financial reporting and income tax purposes.

Through January 27, 1994, the Predecessor Partnership was not subject to federal income tax as the tax effect of its activities accrued to the partners. However, DFM Corp. was subject to federal and state income taxes. Accordingly, a provision for income taxes is reflected for taxable income of that entity in 1994. Pro forma earnings per share for 1994 reflect an estimated income tax provision for the income of the predecessor partnership.

Fair value of financial instruments

The carrying value of receivables, payables, and accrued expenses approximate their fair value. The estimated fair value of long term debt was determined using current rates offered to the Company of issues with the same remaining maturity and approximate the carrying value.

Reclassifications

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

NOTE 4 - BUSINESS ACQUISITIONS:

On August 23, 1994, the Company's wholly owned subsidiary,
Delta III Acquisition Corp.("Delta III"), acquired all the outstanding shares of capital stock of Delta III, Inc., a privately-held manufacturer and marketer of running boards, tool boxes and other similar accessories for light duty trucks. Approximately $5.8 million of the Company's acquisition credit facility was used to finance the stock acquisition, with the balance of the purchase price paid by the issuance of a $1.5 million promissory note due within five years. The Company accounted for the Delta III acquisition as a purchase. The results of operations of Delta III are included in the Company's consolidated financial statements from the acquisition date. The following summarizes the costs of acquiring Delta III:

     Fair value of net assets acquired       $8,744,000
     Less: Liabilities assumed                1,444,000
                                             ----------
     Cash paid and promissory note           $7,300,000
                                             ==========

On June 22, 1994, the Company's wholly owned subsidiary, Trailmaster Acquisition, Inc.("Trailmaster"), purchased and assumed substantially all of the assets and liabilities of Trailmaster Products Inc., a privately-held marketer of a variety of aftermarket suspension systems, primarily for light trucks. Approximately $2 million of the Company's revolving credit facility was used to finance the purchase, with the balance of the purchase price (approximately $3.3 million) paid with cash generated from operations. In addition, Trailmaster Products Inc. was granted options to purchase 100,000 shares of $.01 par, common stock of Deflecta-Shield Corporation at an option price of $13. The options expire in July 1999. The Company accounted for the Trailmaster acquisition as a purchase. The results of operations of Trailmaster are included in the Company's consolidated financial statements from the acquisition date. The following summarizes the costs of acquiring Trailmaster:

     Fair value of net assets acquired       $7,483,000
     Less: Liabilities assumed                2,153,000
                                             ----------
     Cash paid                               $5,330,000
                                             ==========

The following represents pro forma condensed results of operations of the Company assuming the purchases of Delta
III and Trailmaster were consummated January 1, 1994:

                                               1994
                                            -----------
                                            (unaudited)

     Net sales                              $71,689,000
     Gross profit                            27,158,000
     Income from operations                   9,750,000
     Net income                               4,833,000

These pro-forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to project future results.

NOTE 5 - INVENTORIES:

The components of inventories are as follows:

                                       December 31,
                                --------------------------
                                    1996           1995
                                -----------    -----------
Raw materials                   $ 4,606,513    $ 4,689,575
Finished goods                    4,291,771      4,315,990
Work-In-Process                   1,224,981      1,574,563
                                -----------    -----------
                                $10,123,265    $10,580,128
                                ===========    ===========

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                       December 31,
                                -------------------------
                                    1996          1995
                                -----------   -----------
Machinery and equipment         $ 6,970,603   $ 6,143,856
Building                          6,094,311     6,078,274
Tooling                           3,962,565     2,927,273
Furniture and office equipment    2,217,117     1,946,287
                                -----------   -----------
                                 19,244,596    17,095,690
Less accumulated depreciation   (10,214,191)   (8,104,729)
                                -----------   -----------
                                  9,030,405     8,990,961
Land                                352,870       352,870
                                -----------   -----------
                                $ 9,383,275   $ 9,343,831
                                ===========   ===========

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS:

Goodwill and intangible assets, net of accumulated amortization of $2,235,000 and $1,876,000 at December 31, 1996 and 1995, respectively, consist of the following:

                                         December 31,
                                  -------------------------
                                      1996         1995
                                  -----------   -----------
Goodwill                          $11,974,819   $12,309,506
Patents                                87,437       172,492
Deferred financing costs               54,675        85,704
Other                                    -           32,800
                                  -----------   -----------
                                  $12,116,931   $12,600,502
                                  ===========   ===========

NOTE 8 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                          December 31,
                                    ------------------------
                                       1996          1995
                                    ----------   -----------
Revolving credit loan (a)           $8,019,010   $ 3,025,553
Acquisition A loan (a)                       -     6,000,000
Acquisition B loan (a)                       -     3,305,000
Promissory note (b)                          -       876,000
Other contracts and agreements (c)      14,081       662,021
                                    ----------   -----------
                                     8,033,091    13,868,574
Less: current maturities                (8,750)   (1,523,437)
                                    ----------   -----------
Long-term debt                      $8,024,341   $12,345,137
                                    ==========   ===========

(a) The Company obtained a $24 million Revolving Credit and Acquisition Facility (the "Credit Agreement") with a financial institution on July 21, 1994. The credit facility was comprised of an $18 million acquisition facility, consisting of three separate $6 million acquisition facilities, and a $6 million revolving loan facility. On December 1, 1996, the credit agreement was amended to provide a revolving credit facility for $21 million and to eliminate the $18 million acquisition facility. Balances in the acquisition facilities were transferred into the revolving loan facility. The assets of the Company secure the borrowings under the Credit Agreement.
       The revolving credit facility matures on July 21, 1999.

       Interest on loans under the Credit Agreement is payable at varying rates, based on the lender's base rate (8.25% and 8.75% at December 31, 1996 and 1995, respectively) plus a margin ranging from 0% to .25% (.5% at December 31, 1995) on the revolving credit facility. There was no margin at December 31, 1996. The Company may also elect to have portions of the credit facility accrue interest based upon the London Inter-Bank Offering Rates (LIBOR), plus a margin ranging from 1.25% to 1.75%. No such election was made at December 31, 1996. The Company pays a .25% fee on the unused line of credit for the revolving credit facility.

       The Credit Agreement contains certain covenants covering the Company and its subsidiaries on a consolidated basis, including covenants relating to the maximum amount of indebtedness which the entities may incur and payment of dividends by the Company. The Company was in compliance with the covenants at December 31, 1996. During 1996 and 1995, certain covenants were violated for which the Company received a waiver from the lender for the violation.

(b) In conjunction with the Company's acquisition of Delta III in August 1994, a promissory note was given to the former owners of Delta III, Inc. for an original principal amount of $1,460,000. Principal payments of $584,000 and $876,000 were made on July 1, 1995 and 1996, respectively.

(c) Other contracts and agreements consist of amounts owed under various consulting and non-compete agreements. These amounts were paid during 1996. The remaining balance relates to a capitalized lease obligation.

Aggregate maturities of long-term debt are as follows:

       Period ending                 Amount
       -------------              -----------
           1997                   $     8,750
           1998                         5,331
           1999                     8,019,010
                                  -----------
                                  $ 8,033,091
                                  ===========

NOTE 9 - EARLY EXTINGUISHMENT OF DEBT:

On January 31, 1994, using approximately $16,360,000 of the net proceeds received from the Offering, outstanding debt and accrued interest were repaid. In conjunction with this transaction, the Company wrote off the unamortized portions of related financing costs and recognized a loss on the early extinguishment of debt of approximately $586,000, excluding any tax benefits. The net loss from the early extinguishment of debt is shown, net of tax benefits of $223,000, as an extraordinary item, "Loss on early extinguishment of debt."

NOTE 10 - INCOME TAXES:

Prior to January 27, 1994, the income of the Predecessor Partnership was not subject to state and federal income taxes. Income taxes were provided in 1994 for the income of DFM Corp., a wholly owned subsidiary of the Predecessor Partnership.

The components of the income tax expense shown in the statement of operations are as follows:

                               December 31,
                    --------------------------------------
                       1996          1995          1994
                    ----------    ----------    ----------
Current:
  Federal           $1,954,334    $1,332,868    $2,911,186
  State                266,682       294,808       342,493
                    ----------    ----------    ----------
                     2,221,016     1,627,676     3,253,679
                    ----------    ----------    ----------

Deferred:
  Federal              280,312      (397,868)     (226,976)
  State                 31,672       (46,808)      (26,703)
                    ----------    ----------    ----------
                       311,984      (444,676)     (253,679)
                    ----------    ----------    ----------
                    $2,533,000    $1,183,000    $3,000,000
                    ==========    ==========    ==========

A reconciliation of the Company's and Predecessor
Partnership's effective income tax expense and the federal statutory expense is as follows:

                               December 31,
                    -------------------------------------
                        1996         1995         1994
                    -----------   ----------   ----------
Income tax expense
  at statutory
  rate              $2,198,000     $ 990,000   $2,553,000
State income taxes     259,000       131,000      315,000
Partnership income                               (105,000)
Other                   76,000        62,000      237,000
                    ----------    ----------   ----------
Income tax expense  $2,533,000    $1,183,000   $3,000,000
                    ==========    ==========   ==========


Deferred tax assets (liabilities) are comprised of the following:

                                      December 31,
                                 ----------------------
                                    1996        1995
                                 ---------    ---------
Inventory                        $ 605,000    $ 706,000
Liability for product returns      491,000      457,000
Allowance for doubtful accounts    268,000      237,000
Employee benefit accruals           90,000      149,000
Depreciation                      (410,000)    (313,000)
Amortization of goodwill          (142,000)     (55,000)
Other                              146,000      179,000
                                ----------   ----------
  Net deferred tax assets       $1,048,000   $1,360,000
                                ==========   ==========

NOTE 11 - LEASES:

The Company leases equipment and certain of its facilities under cancelable and noncancelable operating leases. Rent expense on such leases totaled $899,293, $804,662 and $747,798 for the years ended 1996, 1995 and 1994, respectively. Future minimum annual rental payments under noncancellable operating lease agreements are as follows:

       1997              $ 611,155
       1998                205,993
       1999                125,535
       2000                 39,601
                         ---------
         Total           $ 982,284
                         =========

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company signed a lease for a facility with a related party (former owner of Delta III, Inc.) in August 1994. The lease term is for five years with monthly rent payments of approximately $8,000 during 1996 ($7,000 in 1995). The lease is recorded as an operating lease and rental payments made total approximately $95,000 and $86,000 for the years ended December 31, 1996 and 1995, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

Certain legal claims, suits and complaints have been filed or are pending against the Company arising out of the normal course of business. These claims are in the early stages of discovery and the ultimate outcome cannot be determined; however, the maximum amount of claims are considered to be within the Company's insurance limits. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position.

NOTE 14 - DEFINED CONTRIBUTION PLAN:

The Company sponsors a qualified 401(k) plan available to substantially all full-time employees. Participants may contribute up to 10% of their annual compensation to the plan. The Company's contributions to the Plan are determined on a discretionary basis by the management. The
Company's contributions to the Plan for the years ended
December 31, 1996, 1995 and 1994 were approximately
$355,000, $300,000, and $400,000, respectively.

NOTE 15 - STOCK OPTION PROGRAM:

The Company offers participation in stock option plans to certain directors and employees. All of the outstanding options under these plans were granted with exercise prices for the purchase of common stock at 100% of market value of the stock on the dates of grant.

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. Had compensation expense been determined on the fair value at grant dates consistent with FAS No. 123 "Accounting for Stock Based Compensation", the Company's pro forma 1996 net income and earnings per share would have been $3,830,815 and $0.80, respectively. The pro forma adjustments for 1995 were not considered material.

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 1996:

                                          1996
                                      -------------
Weighted average
  expected life (years)                          5
Expected volatility                   40.0% - 47.2%
Risk free interest rate                5.8% -  6.3%
Weighted average fair
  value of options granted            $2.21 - $3.90


The following table summarizes the Company's option activity:

                                   1996            1995
                                 -------         -------
Number of shares under option:
Beginning of year                137,000          45,000
Granted                          179,000         164,000
Canceled/expired                  (6,000)        (72,000)
                                 -------         -------
Options outstanding
  at end of year                 310,000         137,000
                                 =======         =======

Exercise price per share
  for options
  outstanding
  at end of year          $4.50 - $13.00  $7.75 - $13.00

Awarded options typically vest and become exercisable over three years. Under the plan, the exercise price of options granted may not be less than the market value of the common stock at the date of the grant. Expiration dates for outstanding options range from May 25, 2004 to December 1, 2006. The weighted average option price was approximately $7.39 at December 31, 1996. A total of 450,000 shares of common stock have been reserved for issuance under the stock option plans.

In addition, in conjunction with the Company's acquisition of Trailmaster, options for 100,000 shares of common stock were granted with an exercise price per share of $13 to the former owner of Trailmaster Products, Inc. Such options expire in 1999.

NOTE 16 - QUARTERLY FINANCIAL DATA (unaudited):

Summarized quarterly financial data for 1996 and 1995 is as follows:

                        First     Second    Third     Fourth
                       -------   -------   -------   --------
                       (In thousands, except per share data)

1996
Net sales              $18,023   $18,255   $18,465   $17,595
Gross profit             5,790     6,338     6,430     6,119
Net income                 722       957     1,245     1,009
Net income
  per share                .15       .20       .26       .21

1995
Net sales              $17,351   $19,346   $16,007   $15,535
Gross profit             6,995     6,136     4,840     3,717
Net income (loss)        1,411       706        96      (485)
Net income (loss)
  per share                .29       .15       .02      (.10)

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
         For the three years ended December 31, 1996

     Column A            Column B         Column C
----------------     -------------- ---------------------
                                          Additions
                                    ---------------------
                         Balance     Charged    Charged
                            at      to costs    to other
                        beginning      and      accounts
     Description        of period   expenses   (describe)
     -----------        ---------   --------   ----------
Allowance for
doubtful accounts:
  Year ended
    December 31, 1994     $297,875   $55,961   $304,000(3)
  Year ended
    December 31, 1995      653,544   168,291
  Year ended
    December 31, 1996      623,428   297,418


     Column A            Column D   Column E
-----------------      ----------- ----------
                                     Balance
                        Deductions   at end
     Description        (describe)  of period
     -----------        ----------  ---------
Allowance for
doubtful accounts:
  Year ended
    December 31, 1994    $4,292(1)  $653,544
  Year ended
    December 31, 1995   198,407(1)   623,428
  Year ended
    December 31, 1996   218,015(1)   702,831


     Column A            Column B         Column C
-----------------   --------------- ---------------------
                                          Additions
                                    ---------------------
                         Balance     Charged    Charged
                            at      to costs    to other
                        beginning      and      accounts
     Description        of period   expenses   (describe)
     -----------        ---------   --------   ----------
Accumulated
amortization -
 Intangible assets:
  Year ended
    December 31, 1994   $1,125,753  $364,207
  Year ended
    December 31, 1995    1,357,106   518,819
  Year ended
    December 31, 1996    1,875,925   483,571


     Column A            Column D   Column E
-----------------     ------------  ---------
                                     Balance
                        Deductions   at end
     Description        (describe)  of period
     -----------        ----------  ---------
Accumulated
amortization -
 Intangible assets:
  Year ended
    December 31, 1994  $132,854(2) 1,357,106
  Year ended
    December 31, 1995              1,875,925
  Year ended
    December 31, 1996   124,153(2) 2,235,343


(1)  Represents write-offs, net of recoveries.

(2) Represents write-off of accumulated amortization related to deferred financing costs and fully amortized assets.

(3) Represents recording of amounts in conjunction with the 1994 business acquisitions.