Form 10-Q
period 1997-03-31
DEFLECTA SHIELD CORP /DE/
filed 1997-05-14
CIK 914605

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

               Commission File Number:  0-23238


                  DEFLECTA-SHIELD CORPORATION
    (Exact name of registrant as specified in its charter)

        Delaware                            42-1411117
   (State or other                       (I.R.S. Employer
   jurisdiction of                        Identification
    incorporation                              No.)
   or organization)

   1800 North 9th Street, Indianola, Iowa      50125
   (Address of principal executive offices)  (Zip Code)

                        (515) 961-6100
      (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   As of May 13, 1997, 4,800,000 shares of the registrant's
   Common Stock were outstanding.

                  DEFLECTA-SHIELD CORPORATION
        FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                             INDEX

                                                        Page
                                                        ----


   PART I.   Financial Information                         3
   Item 1.   Financial Statements                          3
             Consolidated Balance Sheets as of March 31,
             1997 and December 31, 1996                    3
             Consolidated Statements of Income for
             the Three Months ended March 31,
             1997 and 1996                                 4
             Consolidated Statements of Cash
             Flows for the Three Months ended
             March 31, 1997 and 1996                       5
             Notes to Consolidated
             Financial Statements                          6
   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                    7

   PART II.  Other Information
   Item 1.   Legal Proceedings                            11
   Item 5.   Other Information                            11
   Item 6.   Exhibits and Reports on Form 8-K             11

   PART I       FINANCIAL INFORMATION
   Item 1.      Financial Statements


                  DEFLECTA-SHIELD CORPORATION
                  ---------------------------
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                       ($ in thousands)

                                    March 31   December 31
                                      1997        1996
                                   ----------  -----------
                                  (Unaudited)
   ASSETS
   ------
   Current Assets:
     Cash and equivalents             $   340     $   459
     Accounts receivable, less
        allowance for doubtful
        accounts of $783 and $703,
        respectively                   10,320      10,326
     Inventories                       11,101      10,123
     Deferred income taxes              1,354       1,328
     Prepaid expenses                     445         304
                                   ----------  -----------
        Total current assets           23,560      22,540
   Property and equipment, net          9,383       9,383
   Goodwill and intangibles, net       12,007      12,117
   Other assets                           103         107
                                   ----------  -----------
                                      $45,053     $44,147
                                   ==========  ===========

   LIABILITIES AND STOCKHOLDERS  EQUITY
   ------------------------------------
   Current liabilities:
     Current maturities of long-term
    debt                               $    9      $    9
     Accounts payable                   4,356       4,830
     Accrued expenses                   2,499       2,461
                                   ----------  -----------
        Total current liabilities       6,864       7,300
   Deferred income taxes                  284         280
   Long-term debt, less current
   maturities                           8,482       8,024
                                   ----------  -----------
     Total liabilities                 15,630      15,604
                                   ----------  -----------
   Stockholders  equity:
     Common stock                          48          48
     Additional paid-in capital        18,556      18,556
     Retained earnings                 10,819       9,939
                                   ----------  -----------
                                       29,423      28,543
   Commitments and contingencies        -           -
                                   ----------  -----------
                                      $45,053     $44,147
                                   ==========  ===========

     The accompanying notes are an integral part of these statements.

                  DEFLECTA-SHIELD CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
          ($ in thousands, except per share amounts)

                          (Unaudited)


                            Three Months Ended March 31,
                            ---------------------------
                                  1997          1996
                             --------------- -----------

   Net sales                    $16,893      $18,023
   Cost of sales                 10,940       12,233
                             --------------- -----------

   Gross Profit                   5,953        5,790
   Operating expenses:
     Selling                      2,303        2,647
     General and administrative   1,854        1,491
     Amortization                   110          146
                             --------------- -----------

   Income from operations         1,686        1,506

   Interest expense                 194          308
                             --------------- -----------

   Income before income taxes     1,492        1,198

   Income tax expense               612          476
                             --------------- -----------

   Net income                      $880         $722
                             =============== ===========

   Net income per share            $.18         $.15
                             =============== ===========

   Weighted average common
   shares outstanding             4,800        4,800
                             =============== ===========


   The accompanying notes are an integral part of these statements.

                  DEFLECTA-SHIELD CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       ($ in thousands)

                          (Unaudited)

                                 Three Months Ended March 31
                                 ---------------------------
                                      1997          1996
                                  -----------    ----------
   Cash flow from operating
     activities:
   Net income                       $   880      $   722
     Adjustments to reconcile
        net income to net cash
        provided by operating
        activities:
        Depreciation                    499          462
        Amortization                    110          146
        Deferred income taxes           (22)           -
        Add (deduct) changes in
          assets and liabilities:
          Accounts receivable             6       (1,440)
          Inventories                  (978)         790
          Prepaid expenses             (141)         602
          Other assets                    4           (2)
          Accounts payable             (474)         577
          Accrued expenses               38         (103)
                                  -----------    ----------
   Net cash provided (used)
     by operating activities            (78)       1,754
                                  -----------    ----------

   Cash flow from investing
     activities:

     Purchases of property
        and equipment                  (499)        (428)
                                  -----------    ----------
   Cash used by investing
     activities                        (499)        (428)
                                  -----------    ----------

   Cash flow from financing activities:
     Net proceeds (repayment)
     of revolving line of credit        460       (1,402)
     Repayment of other debt             (2)        (104)
                                  -----------    ----------
   Net cash provided (used) by
     financing activities               458       (1,506)
                                  -----------    ----------

   Net decrease in cash                (119)        (180)
   Cash at beginning of period          459          533
   Cash at end of period            $   340      $   353
                                  ===========    ==========

   Supplemental disclosures of
     cash flow information:
     Cash paid during the period
        for interest                $   164      $   324
     Cash paid during the period
     for income taxes               $    42      $    10

   The accompanying notes are an integral part of this statement.

                  DEFLECTA-SHIELD CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ($ in thousands except per share amounts)


   NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL
   STATEMENTS

        The accompanying unaudited consolidated financial statements of Deflecta-Shield Corporation and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which were of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

   NOTE 2 - INVENTORIES

        Inventories at March 31, 1997 and December 31, 1996 consisted of the following:

                                   March 31,         December 31,
                                       1997             1996
                                   (Unaudited)

       Raw materials                 $ 4,243          $ 4,606
       Finished goods and              6,858            5,517
       work-in-process               -------          -------

                                     $11,101          $10,123
                                     =======          =======

   NOTE 3 - EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards #128 - Earnings Per Share which must be adopted by the Company for all financial statements issued after December 15, 1997. If the Company would have adopted the provisions of the standard during the first quarter of 1997, basic earnings per share and diluted earnings per share would have been equal to the earnings per share of $.18 presented on the face of the Consolidated Statements of Income.

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations

           ($ in thousands except per share amounts)

        The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements included elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996.

   Results of Operations
   ---------------------

        The following tables set forth, for the periods indicated, certain operating data as a percentage of net sales and the percentage change in the dollar amounts of such items compared to the prior period.

                                        Percentage of Net Sales
                                     Three Months Ended March 31,
                                     -----------------------------

                                        1997              1996
                                        ----               ----

      Net sales                        100.0%             100.0%
      Cost of sales                     64.8               67.9
      Gross profit                      35.2               32.1
      Selling expenses                  13.6               14.7
      General and  administrative
        expenses                        11.0                8.3
      Amortization                        .6                 .8
                                        ------             ------
      Income from operations            10.0                8.3
      Interest expense                   1.2                1.7
                                        ------             ------
      Income before income taxes         8.8                6.6
      Income tax expense                 3.6                2.6
                                        ------             ------
      Net income                         5.2%               4.0%
                                        ======             ======

   Three Months ended March 31, 1997 Compared to Three
   ---------------------------------------------------
   Months Ended March 31, 1996
   ---------------------------

        Net Sales. Net sales were $16,893 for the three months ended March 31, 1997, compared to $18,023 for the three months ended March 31, 1996, a decrease of $1,130, or 6.3%. While net sales of heavy truck products increased by $32 and shock absorbers and suspension systems increased by $318, net sales of other light truck products as a group decreased by $1,480, primarily due to reduced orders for air deflectors and aluminum products.
   In general, the light truck accessory market was soft in the first quarter of 1997. In addition, our promotions in late 1996 resulted in reduced ordering in early 1997.
   Also, by repositioning some product lines, the Company moved away from some mass merchandisers and retail chain stores that accounted for a fair amount of sales in the first quarter of 1996.

        Gross Profit. Offsetting the shortfall in net sales, gross profit was $5,953 for the three months ended March 31, 1997, compared to $5,790 for the three months ended March 31, 1996, an increase of $163, or 2.8%. This favorable trend in gross profit was due to improvements in manufacturing efficiencies and changes in product mix. As a percentage of net sales, gross profit increased to 35.2% for the three months ended March 31, 1997, compared to 32.1% for the three months ended March 31, 1996, an increase of 3.1 percentage points.

        Selling Expenses. Selling expenses were $2,303 for the three months ended March 31, 1997, compared to $2,647 for the three months ended March 31, 1996, a decrease of $344, or 13.0%. As a percentage of net sales, selling expenses decreased to 13.6% for the three months ended March 31, 1997, from 14.7% for the three months ended March 31, 1996. The reduction in selling expenses is a function of: (i) the timing of spending for catalogs and promotional flyers that was greater in the first quarter of 1996, and (ii) a commensurate drop in variable expenses that track with the shortfall in net sales such as co-op advertising, outbound freight and sales commissions.

        General and Administrative Expenses. General and administrative expenses were $1,854 for the three months ended March 31, 1997, compared to $1,491 for the three months ended March 31, 1996, an increase of $363, or 24.3%. As a percentage of net sales, general and administrative expenses increased to 11.0% for the three months ended March 31, 1997, compared to 8.3% for the comparable period in 1996. The majority of the increase is due to (i) increased headcount in senior management,
   (ii) increased product design and development costs,
   (iii) training, manpower, and development costs for a new computer system, and (iv) costs related to consolidation of facilities and manufacturing processes.

        Interest Expense. Interest expense was $194 for the three months ended March 31, 1997, compared to $308 for the three months ended March 31, 1996, a decrease of $114. Interest bearing debt averaged approximately $8,262 for the three months ended March 31, 1997, compared to approximately $13,115 for the three months ended March 31, 1996.

        Income Tax Expense. The effective income tax rate was 41.0% for the three months ended March 31, 1997, compared to 39.7% for the comparable period of 1996.

        Net Income Per Share.   As a result of the
   improvement in net income to $880 for the three months ended March 31, 1997, compared to $722 for the three months ended March 31, 1996, and no change in the weighted average common shares outstanding, net income per share increased to $.18 per share from $.15 per share, an increase of $.03 per share.

   Seasonality and Quarterly Data
   ------------------------------

        Although the Company deviated from the pattern at one time, it has historically generated the majority of its net sales and income from operations in the second and third quarters of each year. The Company expects the historical pattern to continue in 1997 and future years. This seasonal pattern combined with effects of new product introductions and the timing of customer orders can cause the Company's results of operations to vary from quarter to quarter.

   Liquidity and Capital Resources
   -------------------------------

        The Company's liquidity requirements arise primarily from working capital and capital expenditure requirements. The Company maintains a $21 million revolving credit facility which expires on July 21, 1999. The Company believes that funds generated from operations and funds available under the revolving credit facility will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months.

        As of March 31, 1997, the Company had cash balances of $340 and working capital of $16,696. The current ratio at March 31, 1997 was 3.4:1 compared to 3.1:1 at December 31, 1996. Cash flows used by operating activities were $78 for the three months ended March 31, 1997 compared to cash flows provided by operating activities of $1,754 for the three months ended March 31, 1996. Cash used by operating activities of $78 for the three months ended March 31, 1997 was primarily for payment of trade payables and to build finished goods inventory levels.

        Accounts receivable of $10,320 remained virtually unchanged at March 31, 1997 while days sales outstanding increased to 55.0 from 52.1 at December 31, 1996. Inventories of $11,101 at March 31, 1997 increased by $978, or 9.7%, from $10,123 at December 31, 1996. This represents an increase in days sales in inventory to 91.3 days from 77.5 days. The finished goods inventory was increased in order to balance the inventory mix and to allow the Company to respond to customer's orders without significant delays in the second and third quarters of 1997.

        Capital expenditures of $499 in the three months ended March 31, 1997 were primarily for new product molds and tooling and new manufacturing equipment. The Company anticipates that capital expenditures in the remainder of 1997 will be approximately $2,000 absent further consolidation of manufacturing and distribution facilities discussed below.

        As of March 31, 1997, the outstanding principal balance of the Company's debt was $8,491, an increase of $458 from the outstanding balance at December 31, 1996.

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

   Forward Looking Information
   ---------------------------

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

   PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

        The Company has been named as a defendant in Olney vs. Ioimo, et al., a negligence/products liability lawsuit pending in the Superior Court of King County, Washington. The complaint arises from a two vehicle accident which occurred on April 23, 1994 and alleges that the plaintiff's vehicle rolled over and the plaintiff's son, a minor, was ejected from that vehicle. The complaint alleges that a Trailmaster lift kit was installed on the vehicle driven by the plaintiff and that the lift kit was not reasonably safe as it was designed and marketed and that adequate warnings and instructions were not provided by Trailmaster. The defense of these claims has been tendered to the Company's insurer. This case is in an early stage, the fact investigation has just been commenced and the ultimate outcome cannot yet be determined.

        During the quarter ended March 31, 1997, the claims against the predecessor of the Company's Trailmaster subsidiary in Sexton v. Ford Motor Company, et al., were dismissed with no payments made by the Company, and the claims against the Company's Trailmaster subsidiary in Haag v. Trailmaster Products, Inc. were dismissed with a payment of $3,500.


   Item 5.  Other Information

        None

   Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits


        Exhibit 27.    Financial Data Schedule.


   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed for the quarter ended March 31, 1997

                           SIGNATURE
                           ---------


        Pursuant to the requirements of the Securities
   Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: May 13, 1997


             DEFLECTA-SHIELD CORPORATION


        By:  /s/Ronald C. Fox
             --------------------------------------------
             Ronald C. Fox,
             Chief Financial
             Officer(Duly authorized officer and Principal
             Financial and Accounting Officer)