Form 10-Q
period 1997-06-30
DEFLECTA SHIELD CORP /DE/
filed 1997-08-14
CIK 914605

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended June 30, 1997


              Commission File Number:  0-23238


                 DEFLECTA-SHIELD CORPORATION
   (Exact name of registrant as specified in its charter)

             Delaware                        42-1411117
   (State or other jurisdiction           (I.R.S. Employer
       of incorporation or              Identification No.)
          organization)

      1800 North 9th Street,                   50125
         Indianola, Iowa                     (Zip Code)
       Address of principal
        executive offices)

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

 As of August 14, 1997, 4,800,000 shares of the registrant's
               Common Stock were outstanding.

                 DEFLECTA-SHIELD CORPORATION
        FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                            INDEX

                                                        Page

PART I.   Financial Information . . . . . . . . . . . . .  3
Item 1.   Financial Statements  . . . . . . . . . . . . .  3
          Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996  . . . .  3
          Consolidated Statements of Income for the
            Three Months ended June 30, 1997 and 1996 . . 4 Consolidated Statements of Income for the
           Six Months ended June 30, 1997 and 1996 . . . 5 Consolidated Statements of Cash Flows for
           the Six Months ended June 30, 1997 and 1996 . 6 Notes to Consolidated Financial Statements . . 7
Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations . 9

PART II.  Other Information
Item 1.   Legal Proceedings . . . . . . . . . . . . . . . 14
Item 4.   Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . . 14
Item 5.   Other Information . . . . . . . . . . . . . . . 15
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . 15

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

                 DEFLECTA-SHIELD CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                      ($ in thousands)

                                          June 30      December 31
                                           1997           1996
                                          (Unaudited)
 ASSETS
 Current Assets:
Cash and equivalents                      $    915      $   459
   Accounts receivable, less                10,547       10,326
    allowance for doubtful accounts
    of $904 and $703, respectively
   Inventories                              10,876       10,123
   Deferred income taxes                     1,380        1,328
   Prepaid expenses                            598          304
      Total current assets                  24,316       22,540
 Property and equipment, net                 9,723        9,383
 Goodwill and intangibles, net              11,896       12,117
Other assets                                   108          107
                                           $46,043      $44,147


 LIABILITIES AND STOCKHOLDERS  EQUITY
 Current liabilities:
   Current maturities of long-term
    debt                                   $     9      $     9
   Accounts payable                          5,111        4,830
   Accrued expenses                          2,549        2,461
      Total current liabilities              7,669        7,300
 Deferred income taxes                         289          280
 Long-term debt, less current
  maturities                                 7,380        8,024
     Total liabilities                      15,338       15,604
 Stockholders  equity:
   Common stock                                 48           48
   Additional paid-in capital               18,556       18,556
   Retained earnings                        12,101        9,939
                                            30,705       28,543
 Commitments and contingencies                -            -
                                           $46,043      $44,147

     The accompanying notes are an integral part of these statements.

                 DEFLECTA-SHIELD CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
          ($ in thousands, except per share amounts)

                         (Unaudited)

                                Three Months Ended June 30,
                                  1997               1996

 Net sales                      $18,425            $18,255
 Cost of sales                   11,646             11,917

 Gross Profit                     6,779              6,338
 Operating expenses:
   Selling                        2,488              2,648
   General and administrative     1,882              1,794
   Amortization                     111                113

 Income from operations           2,298              1,783

 Interest expense                   125                241

 Income before income taxes       2,173              1,542

 Income tax expense                 891                585

 Net income                      $1,282             $  957

 Net income per share            $  .27             $  .20

 Weighted average common          4,800              4,800
  shares outstanding


     The accompanying notes are an integral part of these statements.

                 DEFLECTA-SHIELD CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
          ($ in thousands, except per share amounts)

                         (Unaudited)

                                    Six Months Ended June 30,
                                      1997             1996

 Net sales                          $35,318         $36,278
 Cost of sales                       22,586          24,150

 Gross Profit                        12,732          12,128
 Operating expenses:
   Selling                            4,791           5,295
   General and administrative         3,736           3,285
   Amortization                         221             259

 Income from operations               3,984           3,289

 Interest expense                       319             549

 Income before income taxes           3,665           2,740

 Income tax expense                   1,503           1,061

 Net income                          $2,162          $1,679

 Net income per share                $  .45          $  .35

 Weighted average common shares
  outstanding                         4,800           4,800

     The accompanying notes are an integral part of these statements.

                 DEFLECTA-SHIELD CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                      ($ in thousands)
                         (Unaudited)
                                           Six Months Ended June 30
                                              1997          1996
 Cash flow from operating activities:
  Net income                                 $2,162        $1,679
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation                              1,038           939
    Amortization                                221           259
    Deferred income taxes                       (43)           -
    Add (deduct) changes in assets and
     liabilities:
      Accounts receivable                      (221)         (672)
      Inventories                              (753)          779
      Prepaid expenses                         (294)          596
      Other assets                               (1)           (4)
      Accounts payable                          281           909
      Accrued expenses                           88           (81)
 Net cash provided by operating activities    2,478         4,404

 Cash flow from investing activities:
  Purchases of property and equipment        (1,378)         (809)
 Cash used by investing activities           (1,378)         (809)

 Cash flow from financing activities:
  Net proceeds (repayment) of revolving
   line of credit                              (640)       (3,316)
  Repayment of other debt                        (4)         (402)
  Net cash used by financing activities        (644)       (3,718)

 Net increase (decrease) in cash                456          (123)
 Cash at beginning of period                    459           533
 Cash at end of period                         $915          $410

 Supplemental disclosures of cash flow
  information:
  Cash paid during the period for interest     $353         $590
  Cash paid during the period for income
   taxes                                     $1,176         $645

     The accompanying notes are an integral part of these statements.

                 DEFLECTA-SHIELD CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ($ in thousands except per share amounts)


NOTE  1  -  BASIS  OF  PRESENTATION  OF UNAUDITED  FINANCIAL
            STATEMENTS

     The accompanying  unaudited   consolidated  financial
statements of Deflecta-Shield Corporation and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which were of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 2 - INVENTORIES

     Inventories at  June  30, 1997  and  December 31,  1996
consisted of the following:


                                     June 30,     December 31,
                                       1997           1996
                                    (Unaudited)

     Raw materials                   $ 4,446       $ 4,606
     Finished goods and                6,430         5,517
     work-in-process                 $10,876       $10,123



NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     In  February 1997,  the Financial  Accounting Standards
Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which must be adopted by the Company for all financial statements issued after December 15, 1997. The Company has reviewed the effects of the provisions of the standard and determined that the net income per share for the three and six months ended June 30, 1996 would not be affected. If the Company would have adopted the provisions of the standard during the second quarter and six months of 1997, basic earnings per share would have been equal to the earnings per share of $.27 and $.45 presented on the face of the Consolidated Statements of Income. However, diluted earnings per share would have been $.26 and $.44, respectively.

     The FASB issued SFAS No. 130, Reporting Comprehensive Income, which will require the Company to disclose, in financial statement format, all non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard is not expected to have a material impact on disclosures in the Company's financial statements, except that the tax benefit obtained by the Company upon exercise of employee stock options would be included as an element of comprehensive income.

     The  FASB has  issued SFAS  No. 131,  Disclosures About
Segments Of An Enterprise And Related Information, which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard. However, the Company does not expect a material impact on disclosures in the Company's financial statements.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net sales.
                               Percentage of Net Sales
                          Three Months         Six Months
                         Ended March 31,      Ended June 30,

                          1997    1996         1997    1996

 Net sales               100.0%   100.0%      100.0%   100.0%
 Cost of sales            63.2     65.3        63.9     66.6
 Gross profit             36.8     34.7        36.1     33.4
 Selling expenses         13.5     14.5        13.6     14.6
 General and              10.2      9.9        10.6      9.1
  administrative expenses
 Amortization               .6       .6          .6       .7
 Income from operations   12.5      9.7        11.3      9.0
 Interest expense           .7      1.3          .9      1.5
 Income before income
  taxes                   11.8      8.4        10.4      7.5
 Income tax expense        4.8      3.2         4.3      2.9
 Net income                7.0%     5.2%        6.1%     4.6%

Three Months ended June 30, 1997 Compared to
Three Months Ended June 30, 1996

     Net Sales. Net sales were $18,425 for the three months ended June 30, 1997, compared to $18,255 for the three months ended June 30, 1996, an increase of $170, or .9%. While net sales of air deflectors and aluminum products were down for the quarter, net sales increased in heavy truck products, shock absorbers and suspension systems, and other light truck accessories as a group. Because the Company moved away from some mass merchandisers and retail chains to whom sales were made in the second quarter of 1996, an increase in net sales in air deflectors was not anticipated. With the introduction of a new aluminum products catalog late in the second quarter of 1997, the Company expects sales of these products will respond positively in the coming months.

     Gross Profit. Gross profit was $6,779 for the three months ended June 30, 1997, compared to $6,338 for the comparable period of 1996, an increase of $441, or 7.0%. This favorable trend in gross profit was due to higher net sales, improvements in manufacturing efficiencies, decreased costs of some raw material components, and favorable shifts in product mix. As a percentage of net sales, gross margins increased to 36.8% from 34.7% for the same quarter of 1996.

     Selling Expenses. Selling expenses were $2,488 for the three months ended June 30, 1997, compared to $2,648 for the comparable period of 1996, a decrease of $160, or 6.0%. As a percentage of net sales for the same periods, selling expenses decreased to 13.5% from 14.5%. The reduction in selling expenses is a function of: (i) the timing of spending for catalogs and other advertising and promotional materials that was greater in the second quarter of 1996, and (ii) a reduction in outbound freight. The higher and better balanced inventory levels in the second quarter of 1997 allowed the Company to ship more product on time and at improved fill rates to customers, thus resulting in fewer less-than-truckload ("LTL") shipments to customers compared to the same period of 1996.

     General and Administrative Expenses. General and administrative expenses were $1,882 for the three months ended June 30, 1997, compared to $1,794 for the three months ended June 30, 1996, an increase of $88, or 4.9%. As a percentage of net sales, general and administrative expenses increased to 10.2% compared to 9.9% for the comparable period in 1996. The majority of the increase is due to (i) increased headcount in senior management, (ii) training, manpower, and development costs for a new information system, and (iii) costs related to consolidation of facilities and manufacturing processes.

     Interest Expense.   Interest  expense was $125  for the
three months ended June 30, 1997, compared to $241 for the three months ended June 30, 1996, a decrease of $116, or 48.1%. Interest rates were more favorable in 1997 and interest-bearing debt averaged approximately $8,052 for the three months ended June 30, 1997, compared to approximately $10,896 for the three months ended June 30, 1996.

     Income Tax Expense. The effective income tax rate was 41.0% for the three months ended June 30, 1997, compared to 37.9% for the comparable period of 1996.

     Net Income Per Share. As a result of the improvement in net income to $1,282 for the three months ended June 30, 1997, compared to $957 for the three months ended June 30, 1996, and no change in the weighted average common shares outstanding, net income per share increased to $.27 per share from $.20 per share, an increase of $.07 per share, or 35%.

Six Months ended June 30, 1997 Compared to
Six Months Ended June 30, 1996

     Net Sales. Net sales were $35,318 for the six months ended June 30, 1997, compared to $36,278 for the six months ended June 30, 1996, a decrease of $960, or 2.6%. The overall net sales decline occurred in the first quarter of 1997 which was below the comparable period of 1996 by $1,130, or 6.3%. In general, the light truck accessory market was soft in the first six months of 1997. In addition, the Company's promotions in late 1996 resulted in reduced ordering in early 1997, and, by repositioning some product lines, the Company moved away from some customers to whom sales were made in the comparable six month period of 1996.

     Gross Profit. Offsetting the shortfall in net sales, gross profit was $12,732 for the six months ended June 30, 1997, compared to $12,128 for the comparable period of 1996, an increase of $604, or 5.0%. As a percentage of net sales, gross margins increased to 36.1% from 33.4% for the same period of 1996. The increased gross profit percentage is due to improvements in manufacturing processes and efficiencies, decreased costs of some raw material components, and favorable shifts in product mix.

     Selling Expenses. Selling expenses were $4,791 for the six months ended June 30, 1997, compared to $5,295 for the comparable period of 1996, a decrease of $504, or 9.5%. As a percentage of net sales for the same periods, selling expenses decreased to 13.6% from 14.6%. The reduction in selling expenses is a function of: (i) the timing of spending for product advertising that was greater in the first six months of 1996, and (ii) a reduction in outbound freight resulting from a combination of decreased sales volume and better utilization of LTL shipments to customers.

     General and Administrative Expenses. General and administrative expenses were $3,736 for the six months ended June 30 1997, compared to $3,285 for the six months ended June 30, 1996, an increase of $451, or 13.7%. As a percentage of net sales, general and administrative expenses increased to 10.6% compared to 9.1% for the comparable period in 1996. The increase is principally the result of
(i) increased headcount in senior management, (ii) increased product design and development costs, (iii) training, manpower, and development costs for a new information system, and (iv) costs related to consolidation of facilities and manufacturing processes.

     Interest Expense. Interest expense was $319 for the six months ended June 30, 1997, compared to $549 for the six months ended June 30, 1996, a decrease of $230, or 41.9%. Interest rates were more favorable in 1997 and interest-bearing debt averaged approximately $7,872 for the six months ended June 30, 1997, compared to approximately $11,713 for the six months ended June 30, 1996.

     Income Tax Expense. The effective income tax rate was 41.0% for the six months ended June 30, 1997, compared to 38.7% for the comparable period of 1996.

     Net Income Per Share. The increase in net income to $2,162 for the six months ended June 30, 1997, from $1,679 for the six months ended June 30, 1996, resulted in a commensurate increase in earnings per share to $.45 per share from $.35 per share, an increase of $.10 per share, or 29%.

Seasonality and Quarterly Data

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

Liquidity and Capital Resources

     The Company s liquidity requirements arise primarily from working capital and capital expenditure requirements. The Company maintains a $21 million revolving credit facility which expires on July 21, 1999. The Company believes that funds generated from operations and funds available under the revolving credit facility will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months.

     As of June 30, 1997, the Company had cash balances of $915 and working capital of $16,647. The current ratio at June 30, 1997 was 3.2:1 compared to 3.1:1 at December 31, 1996. Cash flows provided by operating activities were $2,478 for the six months ended June 30, 1997 compared to cash flows provided by operating activities of $4,404 for the six months ended June 30, 1996. The primary use of cash from operating activities for the six months ended June 30, 1997 was for the increase in finished goods inventory.

     Accounts receivable of $10,547 increased by 2.1% at June 30, 1997 while days sales outstanding decreased to 51.5 from 52.8 at December 31, 1996. Inventories of $10,876 at

June 30, 1997 increased by $753 or 7.4%, from $10,123 at December 31, 1996. This represents an increase in days sales in inventory to 87.0 days from 77.5 days. The finished goods inventory was increased in order to balance the inventory mix and to allow the Company to respond to customer s orders without significant delays in the second and third quarters of 1997. Inventory levels were $11,101 at quarter end March 31, 1997.

     Capital expenditures of $1,378 for the six months ended June 30, 1997 were primarily for product molds and tooling and manufacturing and data processing equipment. The Company anticipates that capital expenditures in the remainder of 1997 will be approximately $2,000 absent further consolidation of manufacturing and distribution facilities discussed below.

     As of June 30, 1997, the outstanding principal balance of the Company s debt was $7,389, a decrease of $644 from the outstanding balance at December 31, 1996.

     The Company is currently in the process of implementing a reorganization of several of its manufacturing facilities and processes. The Company is developing a strategic plan designed to minimize short-term disruptions, inefficiencies and costs resulting from the contemplated reorganization, which is expected to include consolidation of portions of the Company s manufacturing and distribution facilities. There has not been a final determination of which locations into which various activities would be consolidated, but it is currently anticipated that there will be consolidation into a new facility located in the same metropolitan area as one of the Company s existing facilities. The Company anticipates that costs and expenses associated with any relocation and consolidation would ultimately be substantially offset by cost savings generated thereby. However, it is currently anticipated that the reorganization will negatively impact earnings in the short term. Furthermore, the timing relationship between the incurrence of charges with respect to the reorganization and the generation of anticipated savings may cause the Company s results of operations to vary from quarter to quarter.

     During the second quarter of 1997, the Company announced that it has launched a $1,500 expansion of its aluminum products plant in Howe, Indiana which will expand the plant from 78,500 square feet to 95,100 square feet. When completed in early 1998, the Howe facility will house all aluminum manufacturing and distribution.

Forward Looking Information

     Information included in this Report on Form 10-Q relating to sales and earnings expectations constitutes forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: general economic conditions, including their impact on the sale of new light trucks; sales of new heavy trucks, which are cyclical; competitive factors, including pricing pressures; changes in product and sales mix; the timely development and introduction of competitive new products by the Company and market acceptance of those products; inventory risks due to changes in market demand or the Company s business strategies; difficulties which may be encountered in the consolidation of the Company s manufacturing and distribution facilities; changes in effective tax rates; and the fact that a substantial portion of the Company s sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult. The words "believe," "expect,"
"anticipate," "project," and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 22, 1997, the Company held its annual meeting of stockholders. At the meeting, William V. Glastris, Jr., Ronald D. Katz, Mark C. Mamolen, Douglas T. Mergenthaler, Charles S. Meyer, and Russell E. Stubbings were elected to serve as directors of the Company for 1997 and the appointment of Price Waterhouse LLP as independent accountants for the Company was approved.

     The following  table provides the number  of votes cast
for,  against  or  withheld,  as  well  as  the   number  of
abstentions and broker non-votes as to each matter submitted to a vote of stockholders at the meeting.


            Matter
                                                     Broker
 Election of Directors:          For     Withheld    Non-Votes
 William V. Glastris, Jr.     4,348,341   4,950        0
 Ronald D. Katz               4,348,341   4,950        0
 Mark C. Mamolen              4,348,341   4,950        0
 Douglas T. Mergenthaler      4,348,341   4,950        0
 Charles S. Meyer             4,348,341   4,950        0
 Russell E. Stubbings         4,348,341   4,950        0
                                                                 Broker
                                 For     Against   Abstention   Non-Votes
 Approval of                  4,348,541   4,100       650          0
 Independent Accountants

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27.  Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                          SIGNATURE

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1997


                              DEFLECTA-SHIELD CORPORATION


                              By: /s/Ronald C. Fox
                                     Ronald C. Fox,
                                     Chief Financial Officer
                                     (Duly authorized officer
                                      and Principal Financial
                                      and Accounting Officer)