Form 10-Q
period 1997-09-30
DEFLECTA SHIELD CORP /DE/
filed 1997-11-13
CIK 914605

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 14, 1997, 4,800,000 shares of the registrant's Common Stock were outstanding.

                   DEFLECTA-SHIELD CORPORATION
        FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                            INDEX

                                                                 Page


PART I.  Financial Information  .  . . . . . . . . . . . . . . . .  3
Item 1.  Financial Statements . .  . . . . . . . . . . . . . . . .  3
         Consolidated Balance Sheets as of September 30,
         1997 and December 31, 1996  . . . . . . . . . . . . . . .  3
         Consolidated Statements of Income for the Three
         Months ended September 30, 1997 and 1996  . . . . . . . .  4
         Consolidated Statements of Income for the Nine
         Months ended September 30, 1997 and 1996 . . . . . .  . .  5
         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 1997 and 1996 . . . . .. . . .  6
         Notes to Consolidated Financial Statements . . . .. . . .  7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . .. . . . . . . . .  9

PART II. Other Information
Item 1.  Legal Proceedings  . .. . . . . . . . . . . . . . . . .   14
Item 5.  Other Information  . .. . . . . . . . . . . . . . . . .   14
Item 6.  Exhibits and Reports on Form 8-K .  . . . . . . . . . .   14

PART I           FINANCIAL INFORMATION
Item 1.          Financial Statements

                                     DEFLECTA-SHIELD CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                           ($ in thousands)

                                           September 30            December 31
                                               1997                    1996
                                           ____________            ___________
                                           (Unaudited)
ASSETS
Current Assets:
 Cash and equivalents                        $   951                 $   459
 Accounts receivable, less allowance
  for doubtful accounts of $972
  and $703, respectively                      10,819                  10,326
 Inventories                                  10,660                  10,123
 Deferred income taxes                         1,762                   1,328
 Prepaid expenses                                351                     304
                                            _________                ________
 Total current assets                         24,543                  22,540
 Property and equipment, net                  12,165                   9,383
 Goodwill and intangibles, net                11,786                  12,117
 Other assets                                    368                     107
                                            _________                ________
                                             $48,862                 $44,147
                                            =========                ========
LIABILITIES AND STOCKHOLDERS  EQUITY
Current liabilities:
 Current maturities of long-term debt      $       8               $       9
 Accounts payable                              5,361                   4,830
 Accrued expenses                              3,464                   2,461
                                            _________                ________
    Total current liabilities                  8,833                   7,300
Deferred income taxes                            301                     280
Other liabilities                                 89                      -
Long-term debt, less current maturities        8,434                   8,024
                                            _________                ________
    Total liabilities                         17,657                  15,604
                                            _________                ________
Stockholders equity:
 Common stock                                     48                      48
 Additional paid-in capital                   18,556                  18,556
 Retained earnings                            12,601                   9,939
                                            _________                ________
                                              31,205                  28,543
Commitments and contingencies                    -                       -
                                            _________                ________
                                             $48,862                 $44,147
                                            =========                ========

          The accompanying notes are an integral part of these statements.

                             DEFLECTA-SHIELD CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share amounts)

                                    (Unaudited)


                                           Three Months Ended September 30
                                           ________________________________
                                            1997                     1996
                                           _______                 ________

Net sales                                  $18,414                  $18,465
Cost of sales                               11,813                   12,035
                                           ________                 ________

Gross Profit                                 6,601                    6,430
Operating expenses:
 Selling                                     2,578                    2,386
 General and administrative                  1,845                    1,672
 Restructuring charge                        1,099                      -
 Amortization                                  111                      113
                                           ________                 ________

Income from operations                         968                    2,259

Interest expense                               135                      250
                                           ________                 ________

Income before income taxes                     833                    2,009

Income tax expense                             333                      764
                                           ________                 ________

Net income                                    $500                   $1,245
                                           ========                 ========

Net income per share                          $.10                     $.26
                                           ========                 ========

Weighted average common shares outstanding   4,800                    4,800
                                           ========                 ========



          The accompanying notes are an integral part of these statements.

                                    DEFLECTA-SHIELD CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME
                           ($ in thousands, except per share amounts)

                                              (Unaudited)

                                           Nine Months Ended September 30,
                                         __________________________________
                                            1997                     1996
                                         _________                _________

Net sales                                 $53,732                  $54,743
Cost of sales                              34,399                   36,185
                                         _________                _________

Gross Profit                               19,333                   18,558
Operating expenses:
 Selling                                    7,369                    7,681
 General and administrative                 5,581                    4,957
 Restructuring charge                       1,099                      -
 Amortization                                 332                      372
                                         _________                _________

Income from operations                      4,952                    5,548

Interest expense                              454                      799
                                         _________                _________

Income before income taxes                  4,498                    4,749

Income tax expense                          1,836                    1,825
                                         _________                _________

Net income                                 $2,662                   $2,924
                                         =========                =========

Net income per share                         $.55                     $.61
                                         =========                =========

Weighted average common shares
   outstanding                              4,800                    4,800
                                         =========                =========

       The accompanying notes are an integral part of these statements.

                        DEFLECTA-SHIELD CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                (Unaudited)
                                              Nine Months Ended September 30
                                              ________________________________
                                               1997                     1996
                                              _______                  _______
Cash flow from operating activities:
 Net income                                   $2,662                   $2,924
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation                               1,666                    1,471
    Amortization                                 332                      372
    Gain on sale of assets                       (15)                      (5)
    Restructuring charge                       1,099                        -
    Deferred income taxes                       (678)                       -
    Add (deduct) changes in assets and
     liabilities:
     Accounts receivable                        (493)                    (606)
     Inventories                                (537)                     396
     Prepaid expenses                            (47)                     748
     Other assets                                  3                        4
     Accounts payable                            531                      650
     Accrued expenses                            671                      299
                                            _________                 ________
Net cash provided by operating activities      5,194                    6,253
                                            _________                 ________

Cash flow from investing activities:
 Purchases of property and equipment          (5,183)                  (1,412)
 Proceeds from sale of property and equipment     72                       22
                                             ________                 ________
Cash used by investing activities             (5,111)                  (1,390)
                                             ________                 ________

Cash flow from financing activities:
 Net proceeds (repayment) of revolving line
  of credit                                      415                   (3,461)
 Repayment of other debt                          (6)                  (1,449)
                                            _________                 ________
Net cash used (provided) by financing
 activities                                      409                   (4,910)
                                            _________                 ________

Net increase (decrease) in cash                  492                      (47)
Cash at beginning of period                      459                      533
                                            _________                 ________
Cash at end of period                        $   951                  $   486
                                            =========                 ========

Supplemental disclosures of cash
 flow information:
 Cash paid during the period for interest    $   490                  $   815
 Cash paid during the period for income
  taxes                                       $1,749                   $1,263

           The accompanying notes are an integral part of these statements.

                  DEFLECTA-SHIELD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ($ in thousands except per share amounts)


NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of Deflecta-Shield Corporation and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which were of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 2 - INVENTORIES

   Inventories at September 30, 1997 and December 31, 1996 consisted of the following:

                                  September 30,               December 31,
                                      1997                       1996
                                  _____________               ____________
                                  (Unaudited)

   Raw materials                    $ 5,150                     $ 4,606
   Finished goods and
    work-in-process                   5,510                       5,517
                                   _________                   _________
                                    $10,660                     $10,123
                                   =========                   =========

NOTE 3 - NEW ACCOUNTING PROUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which must be adopted by the Company for all financial statements issued after December 15, 1997. The Company has reviewed the effects of the provisions of the standard and determined that the net income per share for the three and nine months ended September 30, 1996 would not be affected. If the Company would have adopted the provisions of the standard during the third quarter and nine months of 1997, basic earnings per share would have been equal to the earnings per share of $.10 and $.55 presented on the face of the Consolidated Statements of Income.

   The FASB issued SFAS No. 130, Reporting Comprehensive Income, which will require the Company to disclose, in financial statement format, all non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard is not expected to have a material impact on disclosures in the Company's financial statements.

   The FASB has issued SFAS No. 131, Disclosures About Segments Of An Enterprise And Related Information, which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard. However, the Company does not expect a material impact on disclosures in the Company's financial statements.

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

                                       Percentage of Net Sales
                        _______________________________________________________
                          Three Months Ended               Nine Months Ended
                             September 30,                    September 30,
                        ________________________        _______________________

                          1997           1996             1997            1996
                          ____           ____             ____            ____

Net sales                100.0%         100.0%           100.0%          100.0%
Cost of sales             64.2           65.2             64.0            66.1
                        _______        _______          _______         _______
Gross profit              35.8           34.8             36.0            33.9
Selling expenses          14.0           12.9             13.7            14.0
General and
 administrative
 expenses                 10.0            9.1             10.4             9.1
 Restructuring
  Charge                   6.0            0.0              2.1             0.0
Amortization                .6             .6               .6              .7
                        _______        _______          _______         _______
Income from
  operations               5.2           12.2              9.2            10.1
Interest expense            .7            1.3               .8             1.4
                        _______        _______          _______         _______
Income before
 income taxes              4.5           10.9              8.4             8.7
Income tax expense         1.8            4.2              3.4             3.3
                        _______        _______          _______         _______
Net income                 2.7%           6.7%             5.0%            5.4%
                        =======        =======          =======         =======


Three Months Ended September 30, 1997 Compared to
Three Months ended September 30, 1996

  Net Sales.  Net sales were $18,414 for the three months ended
September 30, 1997, compared to $18,465 for the three months ended
September 30, 1996, a decrease of $51, or .3%. While net sales of air deflectors and fiberglass products were down for the quarter, net sales increased in heavy truck products, shock absorbers and suspension systems, and aluminum products. A portion of the drop in net sales was due to the effect of the UPS strike which limited the Company's ability to fill special order business. Also, because the Company moved away from low margin customers which accounted for a fair amount of sales in the comparable quarter of 1996, an increase in net sales in air deflectors was not anticipated.

   Gross Profit. Gross profit was $6,601 for the three months ended September 30, 1997, compared to $6,430 for the comparable period of 1996, an increase of $171. This gross profit increase on lower sales volume was due to improvements in manufacturing efficiencies, decreased costs of some raw material components, and favorable shifts in product mix. As a percentage of net sales, gross margins increased to 35.8% from 34.8% for the same quarter of 1996.

   Selling Expenses. Selling expenses were $2,578 for the three months ended September 30, 1997, compared to $2,386 for the comparable period of 1996, an increase of $192, or 8.0%. As a percentage of net sales for the same periods, selling expenses increased to 14.0% from 12.9%. The increased selling expenses were due to planned spending for catalogs and other advertising and promotional materials to support new product introductions in heavy truck products, shock absorbers and suspension systems, and aluminum products.

   General and Administrative Expenses. General and administrative expenses were $1,845 for the three months ended September 30, 1997, compared to $1,672 for the three months ended September 30, 1996, an increase of $173, or 10.3%. As a percentage of net sales, general and administrative expenses increased to 10.0% compared to 9.1% for the comparable period in 1996. The majority of the increase is due to (i) increased headcount in senior management, (ii) training, manpower, and development costs for a new information system, and
(iii) investment in design costs for new product research and development.

    Restructuring Charge. The third quarter of 1997 included a previously announced pretax charge of $1,099 for employee severance and asset write-down and disposition costs. Because of a softening in demand for fiberglass products, the Company will close its Corydon, Iowa plant and transfer production to other existing facilities in California and Iowa in a consolidation effort designed to increase efficiencies and reduce costs.
The restructuring charge also includes the write-down in asset value and disposition costs of facilities that will close by year end in Chicago, Illinois and Sturgis, Michigan.

   Interest Expense. Interest expense was $135 for the three months ended September 30, 1997, compared to $250 for the three months ended September 30, 1996, a decrease of $115, or 46.0%. Interest rates were more favorable in 1997 and interest-bearing debt averaged approximately $7,191 for the three months ended September 30, 1997, compared to approximately $9,268 for the three months ended September 30, 1996.

  Income Tax Expense. The effective income tax rate was 40.0% for the three months ended September 30, 1997, compared to 38.0% for the comparable period of 1996.

  Net Income Per Share. Net income for the three months ended September 30, 1997 was $500, or $10 per share, compared to $1,245, or $.26 per share for the comparable three months of 1996. Excluding the pretax restructuring charge, described above, of $1,099 ($660 after tax), net income was $1,160, or $.24 per share, for the three months ended September 30, 1997 compared to net income of $1,245, or $.26 per share, for the comparable period of 1996. The restructuring charge decreased earnings per share by $.14 in the third quarter of 1997 to $.10 per share.

Nine Months Ended September 30, 1997 Compared to
Nine Months Ended September 30, 1996

   Net Sales.  Net sales were $53,732 for the nine months ended
September 30, 1997, compared to $54,743 for the nine months ended
September 30, 1996, a decrease of $1,011, or 1.8%. The majority of the nine months net sales decline occurred in the first quarter of 1997 which was below the comparable period of 1996 by $1,130, or 6.3%. In general, the light truck accessory market was soft in the first nine months of 1997. In addition, the Company's promotions in late 1996 resulted in reduced ordering in early 1997, and, by repositioning some product lines, the Company moved away from some low margin customers to whom sales were made in the comparable nine month period of 1996.

   Gross Profit. Offsetting the shortfall in net sales, gross profit was $19,333 for the nine months ended September 30, 1997, compared to $18,558 for the comparable period of 1996, an increase of $775, or 4.2%. As a percentage of net sales, gross margins increased to 36.0% from 33.9% for the same period of 1996. The increased gross profit percentage is due to improvements in manufacturing processes and efficiencies, decreased costs of some raw material components, and favorable shifts in product mix.

   Selling Expenses. Selling expenses were $7,369 for the nine months ended September 30, 1997, compared to $7,681 for the comparable period of 1996, a decrease of $312, or 4.1%. As a percentage of net sales for the same periods, selling expenses decreased to 13.7% from 14.0%. The reduction in selling expenses is a function of: (i) the timing of spending for product advertising that was greater in the first nine months of 1996, and (ii) a reduction in outbound freight resulting from a combination of decreased sales volume and better utilization of less-than-truckload shipments to customers.

   General and Administrative Expenses. General and administrative expenses were $5,581 for the nine months ended September 30 1997, compared to $4,957 for the nine months ended September 30, 1996, an increase of $624, or 12.6%. As a percentage of net sales, general and administrative expenses increased to 10.4% compared to 9.1% for the comparable period in 1996. The increase is principally the result of (i) increased headcount in senior management,
(ii) increased product design and development costs, (iii) training, manpower, and development costs for a new information system, and
(iv) costs related to consolidation of facilities.

    Restructuring Charge. The portion of the pretax restructuring charge of $1,099 for consolidating the Corydon, Iowa operations with other existing facilities is in furtherance of the Company's ongoing commitment and goal to consolidate and streamline its operations. The restructuring charge is principally the write-down in asset value of properties that will be closed by year end and employee severance.

     Interest Expense. Interest expense was $454 for the nine months ended September 30, 1997, compared to $799 for the nine months ended
September 30, 1996, a decrease of $345, or 43.2%. Interest rates were more favorable in 1997 and interest-bearing debt averaged approximately $7,644 for the nine months ended September 30, 1997, compared to approximately $10,898 for the nine months ended September 30, 1996.

     Income Tax Expense. The effective income tax rate was 40.8% for the nine months ended September 30, 1997, compared to 38.4% for the comparable period of 1996.

     Net Income Per Share. Net income for the nine months ended September 30, 1997 was $2,662, or $.55 per share, compared to $2,924, or $.61 per share, for the comparable nine month period of 1996. Excluding the pretax restructuring charge, described above, of $1,099 ($660 after tax), net income was $3,322, or $.69 per share, for the nine months ended September 30, 1997 compared to net income of $2,924, or $.61 per share, for the comparable period of 1996. The restructuring charge decreased earnings per share by $.14 for the nine months of 1997 to $.55 per share.

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

     As of September 30, 1997, the Company had cash balances of $951 and working capital of $15,710. The current ratio at September 30, 1997 was 2.8:1, compared to 3.1:1 at December 31, 1996. Cash flows provided by operating activities were $5,194 for the nine months ended September 30, 1997 compared to cash flows provided by operating activities of $6,253 for the nine months ended September 30, 1996.

    Accounts receivable of $10,819 increased by 4.8% at September 30, 1997 while days sales outstanding increased to 54.1 from 52.8 at December 31, 1996. Inventories of $10,660 at September 30, 1997 increased by $537 or 5.3%, from $10,123 at December 31, 1996. This represents an increase in days sales in inventory to 84.8 days from 77.5 days. From year end, the finished goods inventory was increased in order to balance the inventory mix and to allow the Company to respond to customer's orders without significant delays in the nine months of 1997. Inventory levels were $10,876 at quarter end June 30, 1997.

     Capital expenditures of $5,183 for the nine months ended September 30, 1997 were for the purchase of a 96,800 square feet Chicago facility for heavy truck production, product molds and tooling, and manufacturing and data processing equipment. The Company anticipates that capital expenditures in the remainder of 1997 will be approximately $3,000.

     As of September 30, 1997, the outstanding principal balance of the Company's debt was $8,442, an increase of $409 from the outstanding balance at December 31, 1996.

     While the Company announced a reorganization and restructuring change in the third quarter of 1997, the Company is still evaluating further reorganization of several of its facilities and processes. The Company is developing a strategic plan designed to minimize short-term disruptions, inefficiencies and costs resulting from the contemplated reorganization, which is expected to include consolidation of other portions of the Company's manufacturing and distribution facilities. There has not been a final determination of which locations into which various activities would be consolidated, but it is currently anticipated that there will be consolidation into a new facility located in the same metropolitan area as one of the Company's existing facilities. The Company anticipates that costs and expenses associated with any relocation and consolidation would ultimately be substantially offset by cost savings generated thereby. However, it is currently anticipated that the reorganization will negatively impact earnings in the short term. Furthermore, the timing relationship between the incurrence of charges with respect to the reorganization and the generation of anticipated savings may cause the Company's results of operations to vary from quarter to quarter.

Forward Looking Information

  Information included in this Report on Form 10-Q relating to expectations as to sale, earnings and capital expenditures constitutes forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: general economic conditions, including their impact on the sale of new light trucks; sales of new heavy trucks, which are cyclical; competitive factors, including pricing pressures; changes in product and sales mix; the timely development and introduction of competitive new products by the Company and market acceptance of those products; inventory risks due to changes in market demand or the Company's business strategies; difficulties which may be encountered in the consolidation of the Company's manufacturing and distribution facilities; changes in effective tax rates;
and the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult. The words believe, expect, anticipate, project, and similar expressions identify forward looking statements.
Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

                 None


Item 5.  Other Information

                 None


Item 6.  Exhibits and Reports on Form 8-K

(a)              Exhibits

                 Exhibit 27.      Financial Data Schedule.

(b)              Reports on Form 8-K

                 No reports on Form 8-K were filed for the quarter ended September 30, 1997

                           SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1997


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